Form 10-Q
period 2011-09-30
NEW FOUND SHRIMP INC
filed 2011-11-14
CIK 1409253

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-175692

NEW FOUND SHRIMP, INC.

(Name of small business issuer in its charter)

Indiana

(State or other jurisdiction of incorporation or organization)

20-8926549

(I.R.S. Employer Identification No.)

7830 Inishmore Dr., Indianapolis, IN  46214

 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (317) 652-3077

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(x) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (__) Yes (_x_) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company (_x_)                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of September 30, 2011 was 16,000,000.

TABLE OF CONTENTS

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

New Found Shrimp, Inc.
(A Development Stage Entity)

BALANCE SHEET
	September 30,			December 31,
	2011			2010
	(unaudited)			(audited)
Assets
Current assets
Cash	$287		$	---
Total current assets	287			---
Total Assets	$287		$	---

Liabilities and Stockholders' Equity
Current liabilities
Note payable, related party (Note 5)	$100		$	---
Total current liabilities	100			---
Total liabilities	100			---

Stockholders' Equity (Note 4)
Common Stock, $.0001 par value, 150,000,000 shares
authorized; 16,000,000 and 16,000,000 shares
issued and outstanding, respectively	1,600			1,600
Additional paid-in capital	3,330			3,330
(Accumulated deficit) retained earnings during development stage	(4,743)			(4,930)
Total stockholders' equity	187			---

Total Liabilities and Stockholders' Equity	$287	.	$	---

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

New Found Shrimp, Inc,
(A Development Stage Entity)

STATEMENT OF OPERATIONS
(unaudited)
									April 26, 2007
									(Inception)
		Three months ended				Nine months ended			Through
		September 30,				September 30,			September 30,
		2011		2010		2011		2010	2011
Revenue
Net sales		$250	$	---		$1,750	$	---	$1,750
Total revenues		250		---		1,750		---	1,750

Cost and expenses
Professional fees		15		---		1,265		---	1,480
Selling, general & administrative		151		---		298		---	5,013
Total operating expenses		166		---		1,563		---	6,493
Income (loss) from operations		84		---		187		---	(4,743)

Income tax provision (Note 3)		---		---		---		---	---
Net income (loss)		$84	$	---		$187	$	---	$(4,743)
Income (loss) per common shares
basic and diluted	$	---	$	---	$	---	$	---

Basic and diluted weighted average
number of common shares outstanding		16,000,000		16,000,000		16,000,000		16,000,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

New Found Shrimp, Inc. (A Development Stage Entity) STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT From inception (April 26, 2007) to September 30, 2011
							Deficit accumulated
					Additional		during the
	Common Stock				paid-in		development
	Shares		Par Value		Capital		stage		Total
Balance at April 26, 2007 (inception)	---	$	---	$	---	$	---	$	---

Issuance of common stock in payment of organizational expenses on behalf of the Company, June 30, 2007 at $$0.0001 per share (par) (Note 4)	5,000,000		500		---		---		500

Sale of 3,700,000 shares of common stock to various investors at $0.001 per share, August 29, 2007 (Note 4)	3,700,000		370		3,330		---		3,700

Net loss	---		---		---		(833)		(833)
Balance at December 31, 2007	8,700,000		$870		$3,330		$(833)		$3,367

Issuance of common stock for cash to an officer and director at $0.0001 per share (par) September 22, 2008 (Note 4)	7,300,000		730		---		---		730

Net loss	---	$	---	$	---		$(3,105)		$(3,105)
Balance at December 31, 2008	16,000,000		$1,600		$3,330		$(3,938)		$992

Net loss	---	$	---	$	---		$(993)		$(993)
Balance at December 31, 2009	16,000,000		$1,600		$3,330		$(4,930)	$	---

Net loss	---	$	---	$	---	$	---	$	---
Balance at December 31, 2010	16,000,000		$1,600		$3,330		$(4,930)	$	---

Net income (unaudited)	---	$	---	$	---		$187		$187
Balance at September 30, 2011 (unaudited)	16,000,000		$1,600		$3,330		$(4,743)		$187

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

New Found Shrimp, Inc. (A Development Stage Entity) STATEMENT OF CASH FLOWS (unaudited)

						April 26, 2007
						(Inception)
		Nine months ended				Through
		September 30,				September 30,
		2011		2010		2011
Cash flows from operating activities:
Net income (loss)		$187	$	---		$(4,743)
Services settled in common shares		---		---		500
Adjustments to reconcile net loss to net cash
used in operating activities:
Net cash used in operating activities		187		---		(4,243)

Cash flows from financing activities:
Proceeds from notes payable, related party		100		---		100
Proceeds from stock sales		---		---		4,430
Net cash provided by financing activities		100		---		4,530

Net change in cash and cash equivalents		287		---		287

Cash and cash equivalents
Beginning of period		---		---		---
End of period		$287	$	---		$287

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---	$	---
Interest	$	---	$	---	$	---

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

Notes to Financial Statements

For the period ending September 30, 2011 and 2010

(Unaudited)

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

The Company was incorporated in the State of Indiana as a for-profit Company on April 26, 2007.  It is a development stage company in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities.   The Company was formed to provide consultation to the aquatic farming industry.  The Company will provide consolidation opportunities for on-going and start up aquatic farming operations.  The Company’s approach will be to assist aquatic farming operations with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the farms.

The Company is headquartered in Indianapolis, Indiana.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred for the three and six months ended September 30, 2011 or for the period April 26, 2007 (inception) through September 30, 2011.

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the

Link to Table of Contents

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2011 and 2010; (b) the financial position at September 30, 2011; and (c) cash flows for the nine month periods ended September 30, 2011 and 2010, have been made.

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at September 30, 2011 or December 31, 2010.

REVENUE RECOGNITION

The Company derives revenue from consulting arrangements with clients.  Revenue is generated by hourly fee structure or fixed contract costs, based on expected time to complete, additionally, costs incurred may be billed, as defined by the contractual arrangements.  The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $-0- in research and development costs for the period of April 26, 2007 (inception) through September 30, 2011.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted

Link to Table of Contents

potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2011 and at December 31, 2010.  As of September 30, 2011 and at December 31, 2010, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2010 the Company had a loss of $4,930 and for the period April 26, 2007 (Date of Inception) through September 30, 2011, the Company incurred losses of $4,743.   The net operating loss in the amount of $4,743, resulting from operating activities, result in deferred tax assets of approximately $1,613 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 4. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 150,000,000 shares with a par value of $0.0001.  The Company issued 5,000,000 shares to David Cupp, CEO and sole Director on June 30, 2007at a par value of $500 in exchange for incorporation services.

The Company sold for cash 3,700,000 shares on August 29, 2007 to 37 shareholders via subscription at a value of $3,700 or $0.001 per share.

The Company issued 7,300,000 shares to David Cupp, CEO and sole Director on September 22, 2008 for cash at a par value of $730 or $0.0001 per share.  There were 16,000,000 and 16,000,000 shares of common stock issued and outstanding at September 30, 2011 and at December 31, 2010, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

On May 18, 2011 David Cupp, CEO and Director opened a bank account with JPMorgan Chase Bank, N.A. and deposited $100.  The amount is documented with a demand note that carries no repayment terms and is non-interest bearing.  Management will review this arrangement, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related party at September 30, 2011 and December 31, 2010 was $100 and $-0-, respectively.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Link to Table of Contents

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The above is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 6. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 8. SUBSEQUENT EVENTS

On October 19, 2011 the Financial Regulatory Agency, (FINRA) approved the 15C211 application and assigned the symbol NFDS to the Company.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of New Found Shrimp, Inc. for the period ended September 30, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by New Found Shrimp, Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

1.

Our business strategy;

2.

Our financial position;

3.

The extent to which we are leveraged;

4.

Our cash flow and liquidity;

5.

Our inability to obtain additional financing in order to fund our operations, capital expenditures, and to meet our other obligations;

6.

Our inability to attract and retain key personnel;

Financial information provided in this Form 10-Q, for periods subsequent to December 31, 2010, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this reports.

Results of Operations for the nine months ended September 30, 2011 and September 30, 2010 and for the development stage, April 26, 2007 (date of inception) through September 30, 2011

New Found Shrimp, Inc. (The Company) was organized as of April 26, 2007.  Due to the limited operations during April 26, 2007 (date of inception) through the nine months ended September 30, 2011, the results of operations for the nine months ending September 30, 2011 and 2010 are not comparable.  Accordingly, the results of operations for the three and nine months ended September 30, 2011 and 2010 are not comparable.

Revenues

Total Revenue.  Total revenues for the nine months ended September 30, 2011 and 2010 were $1,750 and $-0-, respectively.  Total revenues consist of consulting fees earned.  Total revenues for the development stage, April 26, 2007 (date of inception) through September 30, 2011 were $1,750.

Link to Table of Contents

Operating Expenses

Total Operating Expenses.  Total operating expenses for the nine months ended September 30, 2011 and 2010 were $1,563 and $-0-, respectively.  Total operating expenses consisted of professional fees of $1,265 and selling, general and administrative expenses of $298.  Total operating expenses for the development stage, April 26, 2007 (date of inception) through September 30, 2011 were $6,493, which consisted of professional fees and selling, general and administrative expenses.

Financial Condition

Total Assets.  Total assets at September 30, 2011 and 2010 were $287 and $-0-, respectively.  Total assets consist of cash.

Total Liabilities.  Total liabilities at September 30, 2011 and 2010 were $100 and $-0-, respectively.  Total liabilities consist of note payable to the CEO.  The note payable carries no repayment terms and is non-interest bearing.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $-0- for the year ended December 31, 2010 and $993 for the year ended December 31, 2009.  The Company had a small net income of $84 for the nine months ended September 30, 2011.  The Company has an accumulated loss of $4,743 during the development stage, April 26, 2007 (date of inception) through September 30, 2011.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At September 30, 2011 we had minimal assets and a working capital of $187.  Our working capital excess is due to the results of operations.

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010 was $187 and $-0-, respectively.  Net cash used in operating activities during the development stage, April 26, 2007 (date of inception) through September 30, 2011 was $4,243.  Net cash used in operating activities includes our net income (loss) and services settled in common stock.

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was $100 and $-0-, respectively.  Net cash provided by financing activities for the development stage, April 26, 2007 (date of inception) through September 30, 2011 was $4,530.  Net cash provided by financing activities includes the proceeds from stock sales of $4,430 and proceeds from notes payable, related party of $100.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our CEO has agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations.  Pursuant to the

Link to Table of Contents

agreement it is binding on our CEO and he has agreed to only the return of his capital with no interest or other consideration. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending September 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Link to Table of Contents

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2011, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

This Item 4 was removed and reserved by Release No. 33-9089A, effective February 28, 2010.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation S-K;

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

with S-1 Registration Statement

on July 21, 2011.

(3.2)

Bylaws filed with S-1 Registration

See Exhibit Key

Statement on July 21, 2011.

(10.0)

Material Contracts

(10.1)

Consulting Agreement dated May 24, 2011

See Exhibit Key

Filed with S-1 Registration Statement on

July 21, 2011.

(11.0)

Statement re: computation of per share

Note 2 to

Earnings.

Financial Stmts.

(14.0)

Code of Ethics

See Exhibit Key

(31.1)

Certificate of Chief Executive Officer

Filed herewith

Link to Table of Contents

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(31.2)

Certificate of Chief Financial Officer

Filed herewith

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(32.1)

Certification of Chief Executive Officer

Filed herewith

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(32.2)

Certification of Chief Executive Officer

Filed herewith

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(101.INS)

XBRL Instance Document

Filed herewith

(101.SCH)

XBRL Taxonomy Ext. Schema Document

Filed herewith

(101.CAL)

XBRL Taxonomy Ext. Calculation Linkbase Document

Filed herewith

(101.DEF)

XBRL Taxonomy Ext. Definition Linkbase Document

Filed herewith

(101.LAB)

XBRL Taxonomy Ext. Label Linkbase Document

Filed herewith

(101.PRE)

XBRL Taxonomy Ext. Presentation Linkbase Document

Filed herewith

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on July 21, 2011.

3.2

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on July 21, 2011.

10.1

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on July 21, 2011.

14.0

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on July 21, 2011.

Link to Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FOUND SHRIMP, INC.

Date: November 14, 2011

By: /s/ David R. Cupp

David R. Cupp

Principal Executive Office, Principal Accounting Officer

Chief Financial Officer, Secretary,

Chairman of the Board of Directors