Form 10-K
NEW FOUND SHRIMP INC
filed 2012-01-12
CIK 1409253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 333-175692

New Found Shrimp, Inc.
(Exact Name of Registrant as specified in its charter)
Indiana	20-8926549
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

7830 Inishmore Dr., Indianapolis, IN	46214
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) 317-652-3077

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

None

N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.     (_) Yes (_) No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

(_) Yes (_) No

Note – Checking the box above will not relieve any  registrant  required to file reports pursuant to Section 13 or 15 (d) of the  Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information

Contained in this form are not required to respond

Unless the form displays a current valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject ot such filing requirements for the past 90 days.     (X) Yes (_) No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (_) Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

(_)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

(_) Yes (X) No

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.00

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_) Yes (_) No

(APPLICABLE ONLY TO CORPORATE REGISTRNTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

16,000,000 as of January 12, 2012, per Transfer Agent, VStock Transfer, LLC, 77 Spruce Street, Ste 201, Cedarhurst, NY  11516

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

NEW FOUND SHRIMP, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2011

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of New Found Shrimp, Inc. for the year ended December 31, 2011 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report.  This annual report contains forward looking statements that involve risks and uncertainties.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

Item 1. Business

New Found Shrimp, Inc., is an Indiana corporation (the “Company”).  The Company provides marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

We were founded in April 2007 and are based in Indianapolis, Indiana. Shortly after formation and during the organizational period in 2007, our CEO and President’s son, was diagnosed with infantile spasms. Consequently, operations were limited, allowing Mr. Cupp to tend to his son’s care.

We have conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of various aquatic farm projects

We currently conduct our marketing operations primarily in Indiana.

We have no long-term commitments in the form of leases or loans.

We do not have any off-balance-sheet arrangements.

Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct a private offering under Section 4(2) of the Securities Act of 1933.

The implementation of our business strategy is estimated to take approximately 12-18 months.  Once we are able to secure funding, implementation will begin immediately.  The major parts of the strategy to be immediately implemented will be the sales and marketing and office equipment and human resource procurement.

Our limited revenues have affected the Company directly.  Without a strong or known market demand, it was considered a risk to expand in any new geographical areas, since there was realistic probability that costs and overages would not be recovered upon completion and sales generated.

Marketing Plan

Our marketing initiatives will include:

(a)

utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;

(b)

links to industry focused websites;

(c)

affiliated marketing and direct mail

(d)

presence at industry trade shows;

(e)

promoting our services and attracting businesses through our proposed website;

(f)

continue to nurture the relationships we have with our core customers that we have done business with; and

(g)

seek additional customers coming into the marketplace and create relationships with them.

Industry Overview

Aquaculture Industry

Aquaculture is the farming of aquatic animals or plants. Aquaculture is the fastest growing segment in the food production system and has been for the past two decades. According to a recent study by the World Food and Agriculture Organization (“FAO”) published March 2, 2009 world fisheries production reached a new high of 143.6 million metric tons in 2006, including farmed and ocean caught product. The contribution of aquaculture to the world fisheries production in 2006 was 51.7 million tons of fish, which is 36% of world fisheries production up from 3.6% in 1970. Global aquaculture accounted for 6% of the fish available for human consumption in 1970. In 2006 global aquaculture accounted for 47% of the fish available for human consumption according to the FAO. The FAO report also describes that over half of the global aquaculture in 2006 was freshwater finfish. Based on the FAO’s projections, it is estimated that in order to maintain the current level of per capita consumption, global aquaculture production will need to reach in excess of 80 million tons of fish by 2050.

As the availability of sites for aquaculture is becoming increasingly limited and the ability to develop non-agricultural land is often restricted, the competition to develop additional aquaculture production systems is intensifying. As the intensification for aquaculture production systems increases, the demand for institutional support, services and skilled persons is anticipated to increase, along with the demand for more knowledge-based aquaculture education and training as aquaculture becomes more important worldwide. China remains the largest producer of aquaculture products throughout the world with fisheries in China reportedly producing approximately 41.3 million tons of fish in 2004. Within the global aquaculture industry, China accounted for 71.0% of the world’s supply of fish for direct human consumption and 29.9% of the total production by live weight in 2002.

Shrimp Industry

The United States population is vast, with an annual shrimp consumption of 1.9 billion pounds of shrimp each year.  The current average wholesale cost for frozen and delivered shrimp is $3.50 to $6.00 per pound, depending on quality and season, for large (18 to 22 per pound) shrimp. The target market for the Company is to establish assist the establishment of production facilities and distribution networks in metropolitan areas of the United States, as well as international distribution networks through Joint Venture partnerships throughout the world.  This should allow the Company to capture a significant portion of shrimp sales by offering locally grown, environmentally “green”, naturally grown, fresh shrimp at competitive wholesale prices.

Fresh Shrimp Market

The Company believes that a substantial market exists for live and fresh shrimp throughout the world. The Company plans consult and assist to develop aquaculture farm operations to sell shrimp by using distributors or delivering them directly to market by packing the shrimp in salt water or ice, without freezing them. The Company has the added advantage of being able to market its shrimp as fresh, natural and locally grown. Being able to advertise the shrimp as locally grown and the fact that very few resources were used to transport the product provides the Company with an immense marketing advantage over the competition. Many customers are willing to pay a premium for such products.

The world population consumes approximately 14 billion pounds of shrimp each year.  This represents an annual wholesale market of approximately $50 billion.

Since 1990, the amount of shrimp consumed per person in the United States has doubled to over 4 pounds per person, per year. In the past six years, consumption has increased 37.5%.

Strategy for Growth

Our strategy for growth involves increasing our sales force and support staff and expanding our presence to other geographic markets across the United States.  We focus on geographic areas, products and price points where we believe there are significant demand for our services and the potential for attractive returns to our company and investors.  We currently are selling services primarily in Indiana.

·	Increase Sales. Our growth strategy is to increase our Sales volume by expanding our presence in our current geographic markets and by entering new geographic markets.
·

Internal Growth. We intend to continue to recruit highly-qualified sales professionals and support staff. Our compensation plan will include stock options and stock bonuses for production enhancing our ability to recruit and retain key employees.

In executing our business strategy, we focus on the following elements:

·

Leveraging Technology to Maximize Efficiency. We utilize the internet to give our clients easy access to our company. We will continue to utilize technology to reduce operating costs, improve communication with clients, and centralize data among our branch operations.

·

Promoting Sales & Recruitment Culture. To maintain a culture of continuous growth and recruitment, we have implemented a program whereby employees are encouraged to recruit earning them additional equity ownership.

Expand To New Geographic Markets

While our management will continue to grow its customer base in its existing markets, the Company also intends to expand its market presence, eventually to include all appropriate states.

Initially the Company will penetrate neighboring markets in Illinois and Indiana, where proximity will facilitate its efforts and minimize the need for additional infrastructure. However the Company is currently evaluating entry into Mississippi and Oklahoma. These areas have been selected based on current and projected growth in the aquaculture market.

Item 1A. Risk Factors

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

NONE

Item 2. Properties

We do not own any real property.  Our offices are currently located at 7830 Inishmore Drive, Indianapolis, Indiana, the offices of Mr. David R. Cupp, our Chairman, CEO, and President. Mr. Cupp does not receive any remuneration for the use of his offices. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan, we do not require personnel other than Mr. Cupp to conduct our business. In the future, we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. (Removed and Reserved)

PART II.

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No public market for common stock

There is presently no public market for our common stock.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.  A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale

Holders

On January 13, 2012 there were 38 shareholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

NONE

Item 6. Selected Financial Data

Selected Financial data – Annual:

	Year ending December 31, 2011		April 26, 2007 (inception) December 31, 2010	change
Current assets	$242	$	---	$242
Total assets	242		---	242

Total current liabilities	2,100		---	2,100
Total stockholders’ equity (deficit)	(1,858)		---	(1,858)

Working Capital	(1,858)		---	(1,858)
Net Cash used in Operating Activities	142		(4,430)	(4,288)

Yeas Ended December 31,
	Year ended December 31, 2011		April 26, 2007 (inception) December 31, 2010	change
Statement of Operations
Revenues	$1,750	$	---	$1,750
Operating expenses	3,608		4,930	8,538
Net income (loss)	$(1,858)		$(4,930)	$(6,788)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.  The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Our Business Overview

New Found Shrimp, Inc., is an Indiana corporation (the "Company").  The Company provides marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

Plan of Operation

Our plan of operation for the next twelve months will be to expand our client base. We daily market our consulting services to small and medium size businesses that are focused on the aquaculture industry. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. NFS does intend to continue to use the income from our current client to continue to meet our operating expenses. We do not have need for the purchase of any property or equipment at this time. NFS will not have any significant changes in the current number of employees.

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

12 Month Growth Strategy and Milestones

While a strategic and wisely executed marketing campaign is the key to expanding our customer base; providing new, cutting-edge, innovative ideas will ensure a solid operation built for long-term success.

The Company planned the milestones over the next twelve months:

0-3 Months

-Continue current consulting project for New Opportunity Business Solutions, Inc.

-Create contact plan for current operational farms

-Explore online marketing options

-Interview producing aquatic farmers

4-6 Months

-Begin development of Online Marketing Website

-Hire photographer and determine farm operations to use for literature

-Continue design literature explaining our services

-Negotiate for online merchant account

7-9 Months

-Finish Website

-Add content to website

10-12 Months

-Analyze online marketing and make necessary changes for increased exposure

-Prepare for year 2 marketing

Any need for outside services in which we cannot provide will all be initially outsourced in order to cut costs by not having facilities in excess of our needs.  The company will not attempt to establish relationships with providers of outsourcing services until the company will be able to utilize such services.

Results of Operations for the year ended December 31, 2011 and December 31, 2010 and for the development stage, April 26, 2007 (date of inception) through December 31, 2011

New Found Shrimp, Inc. (The Company) was organized as of April 26, 2007.  Due to the limited operations during April 26, 2007 (date of inception) through the year ended December 31, 2011, the results of operations for the year ended December 31, 2011 and 2010 are not comparable.

Revenues

Total Revenue.  Total revenues for the years ended December 31, 2011 and 2010 were $1,750 and $-0-, respectively.  Total revenues consist of consulting fees earned.  Total revenues for the development stage, April 26, 2007 (date of inception) through December 31, 2011 were $1,750.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the years ended December 31, 2011 and 2010 were $3,608 and $-0-, respectively.  Total operating expenses for the year ended December 31, 2011consisted of professional fees of $3,265 and selling, general and administrative expenses of $343.  Total operating expenses for the development stage, April 26, 2007 (date of inception) through December 31, 2011 were $8,538, which consisted of professional fees and selling, general and administrative expenses.

Financial Condition

Total Assets.  Total assets at December 31, 2011 and 2010 were $242 and $-0-, respectively.  Total assets consist of cash.

Total Liabilities.  Total liabilities at December 31, 2011 and 2010 were $2,100 and $-0-, respectively.  Total liabilities consist of trade payables of $2,000 and a note payable to the CEO of $100.  The note payable carries no repayment terms and is non-interest bearing.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,858 for the year ended December 31, 2011 and $-0- for the year ended December 31, 2010.  The Company has an accumulated loss of $6,788 during the development stage, April 26, 2007 (date of inception) through December 31, 2011.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At December 31, 2011 we had minimal assets and a working capital deficit of $1,858.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ended December 31, 2011 and 2010 was $142 and $-0-, respectively.  Net cash used in operating activities during the development stage, April 26, 2007 (date of inception) through December 31, 2011 was $4,288.  Net cash used in operating activities includes our net income (loss) and services settled in common stock.

Net cash provided by financing activities for the years ended December 31, 2011 and 2010 was $100 and $-0-, respectively.  Net cash provided by financing activities for the development stage, April 26, 2007 (date of inception) through December 31, 2011 was $4,530.  Net cash provided by financing activities includes the proceeds from stock sales of $4,430 and proceeds from notes payable, related party of $100.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures

(a)  Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Change in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Item 9B. Other Information

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below.  Our By Laws provide for not less than one and not more than fifteen directors.  All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
David R. Cupp	33	President, Secretary and Chairman of the Board of Directors (1)

(1)  Mr. Cupp will serve as a director until the next annual shareholder meeting.

Background of Executive Officers and Directors

Mr. Cupp is a 2001 graduate of Ball State University with a Bachelor’s Degree in Secondary Education. He continued his education at Olivet Nazarene University and holds a Master’s Degree in Education. Mr. Cupp has over 10 years of teaching and coaching experience and is currently the girls head basketball coach Avon High School, Indianapolis, Indiana.  Mr. Cupp has shown the ability to create a winning team in each of his coaching assignments. Mr. Cupp has participated in many leadership and counseling camps during his tenure as teacher and coach at such prestigious institutions as Duke, Marquette, Ball State, and the University of Illinois. During the past five years Mr. Cupp has been primarily focused on his full time employment as a High School teacher and Girls Basketball coach in Indianapolis, Indiana. Other than the company, Mr. Cupp does not have any other business experience.

Mr. Cupp is the founder of the Company and will serve as a Director and as its Chief Executive Officer. He was appointed to these positions on April 27, 2007.  We believe that Mr. Cupp’s education as well as the managerial skills he developed in teaching and coaching provides ample qualification for Mr. Cupp to serve as an officer and director for our Company. As a result of his duties and responsibilities with teaching and coaching, Mr. Cupp intends to devote approximately 10 hours per week to the development of our business.

Legal Proceedings

To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Meetings and Committees of the Board of Directors

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions.  Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert.  We expect to form such a committee composed of our non employee directors.  We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person.  Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting duel diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Code of Ethics

We have adopted a Code of Ethics that is applicable to our officers and directors. Our Code of Ethics was filed with the Securities Exchange Commission on July 21, 2011 as an exhibit to our original registration statement on Form S-1. Our Code of Ethics has not been amended since it was filed with the SEC.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served a the end of the fiscal year December 31, 2011, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities	LTIP	All Other
		Salary	Bonus	Compen-	Stock	Underlying	Payouts	Compen-
Name and principal position	Year	($)	($)	sation ($)	Awards ($)	Options/SARS	($)	sation ($)
David R. Cupp (1), President	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David R. Cupp (1), President	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David R. Cupp (1), President	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David R. Cupp (1), President	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Chairman of the Board of Directors

(1) There is no employment contract with Mr. Cupp at this time.  Nor are there any agreements for compensation in the future.  A salary and stock option and/or warrants program may be developed in the future.

Compensation Committee Interlocks and Insider Participation

Currently our Board of Directors consists of Mr. David R. Cupp.  We are not actively seeking additional board members at this time.  At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2011, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities.  In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.  Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	David R. Cupp 7830 Inishmore Dr. Indianapolis, IN 46241	12,300,000	77%

Common Stock	All Executive Officers and Directors as a Group (1)	12,300,000	77%

(1) The percentages are based on of 16,000,000 shares of common stock issued and outstanding as of the date of this report

(2) A total of 16,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

In June 2007 the company issued our CEO 5,000,000 shares of common stock at par $0.0001 for services. These services included but were not limited to the formation of the corporation and research to determine the viability of the business plan. During this time Mr. Cupp paid visits to aquatic farming operations and attended local shrimp association meetings. In September 2009 the company sold our CEO 7,300,000 shares of common stock at par $0.0001 for a capital investment of $730.00. On May 18, 2011 our CEO loaned $100.00 to the company under a Demand Note with a 0% interest rate.

In August 2007 the company sold to an affiliate, Teresa Cupp, our CEO’s wife, 100,000 shares of common stock at $0.001 for $100.00

Our offices are currently located at 7830 Inishmore Drive, Indianapolis, Indiana, the offices of Mr. David R. Cupp, our Chairman, CEO, and President. Mr. Cupp does not receive any remuneration for the use of his offices.

Promoter

The company does not have any promoters other than our CEO, David R. Cupp.

Future Transactions

Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by our board of directors.

Director Independence

We do not presently have any independent directors.  We consider independent directors to be individuals who are not employed by the Company in any capacity and who do not have any equity ownership interest in the Company.  Our Board of Directors is comprised of our President, David R. Cupp who also serves as our Secretary/ Treasurer.  Mr. Cupp is currently majority shareholder of the company’s common equity. We intend to seek independent directors for our board of directors when the market conditions improve and we are able to provide compensation for our board of director members.

Item 14. Principal Accountant Fees and Services

	2010	2011
Audit fees	2,500	2,500
Audit related fees	---	750
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee.  The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule

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

Commission on July 21, 2011.

14.0

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on July 21, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FOUND SHRIMP, INC.

NAME	TITLE	DATE

/s/ David R. Cupp	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	January 12, 2012
David R. Cupp

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David R. Cupp	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	January 12, 2012
David R. Cupp

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

NEW FOUND SHRIMP, INC. (A Development Stage Entity) INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2011 (audited) and December 31, 2010 (audited)	F-3

Statements of Operations for the year ended December 31, 2011 (audited) and 2010 (audited) and the period April 26, 2007 (date of inception) through December 31, 2011 (audited)	F-4

Statement of Changes in Shareholders’ Equity for the period April 26, 2007 (date of inception) through December 31, 2011 (audited)	F-5

Statements of Cash Flows for the year ended December 31, 2011 (audited) and 2010 (audited) and the period April 26, 2007 (date of inception) through December 31, 2011 (audited)	F-6

Notes to Audited Financial Statements	F-7

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

New Found Shrimp, Inc.

I have audited the balance sheets of New Found Shrimp, Inc. “The Company” as of December 31, 2011 and 2010 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years then ended and the period April 26, 2007 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 the results of its operations and its cash flows for the years then ended and the period April 26, 2007 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

January 10, 2012

NEW FOUND SHRIMP, INC. (A Development Stage Entity) BALANCE SHEET
	December 31, 2011		December 31, 2010
Assets
Current assets:
Cash	$242	$	---
Total current assets	242		---
Total assets	$242	$	---

Liabilities and Shareholders’ Equity
Current liabilities:
Trade payables	$2,000	$	---
Due to related party	100		---
Total current liabilities	2,100		---
Total liabilities	2,100		---

Shareholders’ equity (Note 4)
Common stock, $.0001 par value, 150,000,000 shares authorized;
16,000,000 and 16,000,000 shares issued and outstanding, respectively	1,600		1,600
Additional paid-in capital	3,330		3,330
(Accumulated deficit) during development stage	(6,788)		(4,930)
Total shareholders’ equity (deficit)	(1,858)		---
Total liabilities and shareholders’ equity	$242	$	---

The accompanying notes are an integral part of these financial statements.

NEW FOUND SHRIMP, INC. (A Development Stage Entity) STATEMENT OF OPERATIONS

		April 26, 2007
		(Inception)
	Year Ended	Through		Year Ended
	December 31,	December 31,		December 31,
	2011	2011		2010
Revenues:
Net sales	$1,750	$1,750	$	---
Total revenues	$1,750	$1,750	$	---

Cost and expenses:
Professional fees	3,265	3,265		---
Selling, general & administrative expenses	343	5,273		---
Total operating expenses	3,608	8,538		---
Income (loss) from Operations	(1,858)	(6,788)		---

Income tax provision (Note 3)	---	---		---
Net income (loss)	$(1,858)	$(6,788)	$	---

Income (loss) per common shares – basic and diluted	$0.00			$0.00

Basic and diluted weighted average number of
Common shares outstanding	16,000,000			16,000,000

The accompanying notes are an integral part of these financial statements.

NEW FOUND SHRIMP, INC. (A Development Stage Entity) STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY From inception (April 26, 2007 to December 31, 2011
							Deficit accumulated
					Additional		during the
	Common Stock				paid-in		development
	Shares		Par Value		Capital		stage		Total
Balance at April 26, 2007 (inception)	---	$	---	$	---	$	---	$	---

Issuance of common stock in payment of organizational Expenses on behalf of the Company, June 30, 2007 At $0.0001 per share (par) (Note 4)	5,000,000		500		---		---		500

Sale of 3,700,000 shares in payment of common stock to Various investors at $0.001 per share, August 29, 2007 (Note 4)	3,700,000		370		3,330		---		3,700

Net loss	---		---		---		(833)		(833)
Balance at December 31, 2007	8,700,000		$870		$3,330		$(833)		$3,367

Issuance of common stock for cash to an officer and Director at $0.0001 per share (par) September 22, 2008 (Note 4)	7,300,000		730		---		---		730

Net loss	---	$	---	$	---		$(3,105)		$(3,105)
Balance at December, 31, 2008	16,000,000		$1,600		$3,330		$(3,938)		$992

Net loss	---		---		---		(993)		(993)
Balance at December 31, 2009	16,000,000		$1,600		$3,330		$(4,930)	$	---

Net loss	---		---		---		---		---
Balance at December 31, 2010	16,000,000		$1,600		$3,330		$(4,930)	$	---

Net loss	---		---		---		(1,858)		(1,858)
Balance at December 31, 2011	16,000,000		$1,600		$3,330		$(6,788)		$(1,858)

The accompanying notes are an integral part of these financial statements.

NEW FOUND SHRIMP, INC. (A Development Stage Entity) STATEMENT OF CASH FLOWS

				April 26, 2007
				(Inception)
		Year Ended		Through		Year Ended
		December 31,		December 31,		December 31,
		2011		2011		2010
Cash flows from operating activities:
Net income (loss)		$(1,858)		$(6,788)	$	---
Services settled in common shares		---		500		---
Adjustments to reconcile net loss to net cash
used in operating activities:
Trade payable		2,000		2,000		---
Net cash used in operating activities		142		(4,288)		---

Cash flows from financing activities:
Proceeds from notes payable, related party		100		100		---
Proceeds from stock sales		---		4,430		---
Net cash provided by financing activities		100		4,530		---

Net change in cash and cash equivalents		242		242		---

Cash and cash equivalents:
Beginning of period		---		---		---
End of period		$242		$242	$	---

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---	$	---
Interest	$	---	$	---	$	---

The accompanying notes are an integral part of these financial statements.

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

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

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred as of December 31, 2010, December 31, 2011 or for the period April 26, 2007 (inception) through December 31, 2011.

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at December 31, 2011 or December 31, 2010.

FAIR VALUE MEASUREMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, trade payable and accrued liabilities, the carrying amounts approximate their fair value due to their short maturities.

REVENUE RECOGNITION

The Company derives revenue from consulting arrangements with clients.  Revenue is generated by hourly fee structure or fixed contract costs, based on expected time to complete, additionally, costs incurred may be billed, as defined by the contractual

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $-0- in research and development costs for the period of April 26, 2007 (inception) through December 31, 2011.

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

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2011 and at December 31, 2010.  As of December 31, 2011 and at December 31, 2010, the Company had no dilutive potential common shares.

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

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2011 the Company sustained a loss of $1,858 and for the period April 26, 2007 (Date of Inception) through December 31, 2011, the Company incurred losses of $6,788.  The net operating loss in the amount of $6,788, resulting from operating activities, result in deferred tax assets of approximately $2,308 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 4. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 150,000,000 shares with a par value of $0.0001.  The Company issued 5,000,000 shares to David Cupp, CEO and sole Director on June 30, 2007 at a par value of $500 in exchange for incorporation services.

The Company sold for cash 3,700,000 shares on August 29, 2007 to 37 shareholders via subscription at a value of $3,700 or $0.001 per share.

The Company issued 7,300,000 shares to David Cupp, CEO and sole Director on September 22, 2008 for cash at a par value of $730 or $0.0001 per share.  There were 16,000,000 and 16,000,000 shares of common stock issued and outstanding at December 31, 2011 and at December 31, 2010, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

On May 18, 2011 David Cupp, CEO and Director opened a bank account with JPMorgan Chase Bank, N.A. and deposited $100.  The amount is documented with a demand note that carries no repayment terms and is non-interest bearing.  Management will review this arrangement, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related party at December 31, 2011 and December 31, 2010 was $100 and $-0-, respectively.

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

NONE