Form 10-Q
period 2012-03-31
NEW FOUND SHRIMP INC
filed 2012-05-15
CIK 1409253

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: outstanding as of May9, 2012 was 16,000,000, par value $.0001.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements.	3

	Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011 (audited).	3

	Statements of Operations for the three months ended March 31, 2012 and 2011 and the period April 26, 2007 (date of inception) through March 31, 2012 (unaudited)..	4

	Statement of Change in Shareholders’ Deficit for the period April 26, 2007 (date of inception) through March 31, 2012 (unaudited).	5

	Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and the period April 26, 2007 (date of inception) through March 31, 2012 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	13

Part II. Other Information.

Item 1.	Legal Proceedings.	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14
Item 3.	Defaults Upon Senior Securities.	14
Item 4.	Mine Safety Disclosure	14
Item 5.	Other Information.	14
Item 6.	Exhibits.	14

Signatures		16

Part I.  Financial Information

Item 1.  Financial Statements.

NEW FOUND SHRIMP, INC. (A Development Stage Entity) BALANCE SHEETS
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$447	$242
Total current assets	447	242
Total assets	$447	$242

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,000	$2,000
Note payable	2,000	---
Due to related party (Note 5)	100	100
Total current liabilities	7,100	2,100
Total liabilities	7,100	2,100

Shareholders’ equity (Note 4)
Common stock, $.0001 par value, 150,000,000 shares authorized;
16,000,000 and 16,000,000 shares issued and outstanding, respectively	1,600	1,600
Additional paid-in capital	3,330	3,330
(Accumulated deficit) during development stage	(11,583)	(6,788)
Total shareholders’ (deficit)	(6,653)	(1,858)
Total liabilities and shareholders’ deficit	$447	$242

The accompanying notes are an integral part of these financial statements.

NEW FOUND SHRIMP, INC. (A Development Stage Entity) STATEMENTS OF OPERATION (Unaudited)
				April 26, 2007 (Inception)
	Three months ended			Through
	March 31,			March 31,
	2012		2011	2012
Revenue:
Net sales	$250	$	---	$2,000
Total revenue	$250	$	---	$2,000

Cost and expenses:
Professional fees	5,000		---	8,265
Selling, general & administrative expenses	45		---	5,318
Total operating expenses	5,045		---	13,583
Loss from operations	(4,795)		---	(11,583)

Income tax provision (Note 3)	---		---	---
Net loss	$(4,795)	$	---	$(11,583)

Income (loss) per common shares – basic and diluted	$0.00		$0.00

Basic and diluted weighted average number of
common shares outstanding	16,000,000		16,000,000

The accompanying notes are an integral part of these financial statements.

New Found Shrimp, Inc. (A Development Stage Entity) STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT From inception (April 26, 2007) to March 31, 2012
							Deficit accumulated
					Additional		during the
	Common Stock				paid-in		development
	Shares		Par Value		Capital		stage		Total
Balance at April 26, 2007 (inception)	---	$	---	$	---	$	---	$	---

Issuance of common stock in payment of organizational expenses on behalf of the Company, June 30, 2007 at $$0.0001 per share (par) (Note 4)	5,000,000		500		---		---		500

Sale of 3,700,000 shares of common stock to various investors at $0.001 per share, August 29, 2007 (Note 4)	3,700,000		370		3,330		---		3,700

Net loss	---		---		---		(833)		(833)
Balance at December 31, 2007	8,700,000		$870		$3,330		$(833)		$3,367

Issuance of common stock for cash to an officer and director at $0.0001 per share (par) September 22, 2008 (Note 4)	7,300,000		730		---		---		730

Net loss	---	$	---	$	---		$(3,105)		$(3,105)
Balance at December 31, 2008	16,000,000		$1,600		$3,330		$(3,938)		$992

Net loss	---	$	---	$	---		$(992)		$(992)
Balance at December 31, 2009	16,000,000		$1,600		$3,330		$(4,930)	$	---

Net loss	---	$	---	$	---	$	---	$	---
Balance at December 31, 2010	16,000,000		$1,600		$3,330		$(4,930)	$	---

Net loss	---	$	---	$	---		$(1,858)		$(1,858)
Balance at December 31, 2011	16,000,000		$1,600		$3,330		$(6,788)		$(1,858)

Net loss	---		---		---		$(4,795)		$(4,795)
Balance at March 31, 2012 (Unaudited)	16,000,000		$1,600		$3,330		$(11,583)		$(6,653)

The accompanying notes are an integral part of these financial statements.

New Found Shrimp, Inc. (A Development Stage Entity) STATEMENTS OF CASH FLOWS (unaudited)

						April 26, 2007
						(Inception)
		Three months ended				Through
		March 31,				March 31,
		2012		2011		2012
Cash flows from operating activities:
Net income (loss)		$(4,795)	$	---		$(11,583)
Services settled in common shares		---		---		500
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable		3,000		---		5,000
Net cash used in operating activities		(1,795)		---		(6,083)

Cash flows from financing activities:
Proceeds from notes payable		2,000		---		2,000
Proceeds from notes payable, related party		---		---		100
Proceeds from stock sales		---		---		4,430
Net cash provided by financing activities		2,000		---		6,530

Net change in cash and cash equivalents		205		---		447

Cash and cash equivalents
Beginning of period		242		---		---
End of period		$447	$	---		$447

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---	$	---
Interest	$	---	$	---	$	---

The accompanying notes are an integral part of these financial statements.

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

Notes to Financial Statements

For the periods ending March 31, 2012 and 2011

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

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred for the three months ended March 31, 2012 and 2011 or for the period April 26, 2007 (inception) through March 31, 2012.

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

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

Notes to Financial Statements

For the periods ending March 31, 2012 and 2011

(Unaudited)

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2012 and 2011; (b) the financial position at March 31, 2012; and (c) cash flows for the three months ended March 31, 2012 and 2011, have been made.

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at March 31, 2012 or December 31, 2011.

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $-0- in research and development costs for the period of April 26, 2007 (inception) through March 31, 2012.

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

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

Notes to Financial Statements

For the periods ending March 31, 2012 and 2011

(Unaudited)

potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2012 and at December 31, 2011.  As of March31, 2012 and at December 31, 2011, the Company had no dilutive potential common shares.

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

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2011 the Company had a loss of $6,788 and for the period April 26, 2007 (Date of Inception) through March 31, 2012, the Company incurred losses of $11,583.   The net operating loss in the amount of $6,788, resulting from operating activities, result in deferred tax assets of approximately $2,308 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

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

There were 16,000,000 and 16,000,000 shares of common stock issued and outstanding at March 31, 2012 and at December 31, 2011, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

On May 18, 2011 David Cupp, CEO and Director opened a bank account with JPMorgan Chase Bank, N.A. and deposited $100.  The amount is documented with a demand note that carries no repayment terms and is non-interest bearing.  Management will review this arrangement, in future period, to determine if terms are required to be

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

Notes to Financial Statements

For the periods ending March 31, 2012 and 2011

(Unaudited)

formalized to reflect the economic relationship.  The balance due to the related party at March 31, 2012 and December 31, 2011 was $100 and $100, respectively.

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

NOTE 8. SUBSEQUENT EVENTS

On May 8, 2012 the Company entered into a consulting agreement with Raven Holdings, Inc. for the bookkeeping services.  The agreement is effective until January 27, 2013.  The Company agreed to compensation of $90,000 for the bookkeeping services.  The compensation to the agreement is supported by Promissory note due and payable by May 18, 2012.  The note carries a fifteen percent (15%) APR.  Principal and interest may be repaid by converting to common stock.  The common stock will be issued at a fifty percent (50%) discount to the closing Bid price of the Company’s stock price on the day prior to the date of conversion notice.

On May 8, 2012 the Company entered into a consulting agreement with Apollo Holdings LTD. for business planning, organization and management consulting services.  The agreement is effective until January 27, 2013.  The Company agreed to compensation of $90,000 for the said services.  The compensation to the agreement is supported by Promissory note due and payable by May 18, 2012.  The note carries a fifteen percent (15%) APR.  Principal and interest may be repaid by converting to common stock.  The common stock will be issued at a fifty percent (50%) discount to the closing Bid price of the Company’s stock price on the day prior to the date of conversion notice.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of New Found Shrimp, Inc. for the period ended March 31, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to December 31, 2011, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this reports.

Results of Operations for the three months ended March 31, 2012 and March 31, 2011 and for the development stage, April 26, 2007 (date of inception) through March 31, 2012

New Found Shrimp, Inc. (The Company) was organized as of April 26, 2007.  Due to the limited operations during April 26, 2007 (date of inception) through the three months ended March 31, 2012, the results of operations for the three months ending March 31, 2012 and 2011 are not comparable.

Revenues

Total Revenue.  Total revenues for the three months ended March 31, 2012 and 2011were $250 and $-0-, respectively.  Total revenues consist of consulting fees earned.  Total revenues for the development stage, April 26, 2007 (date of inception) through March 31, 2012 were $2,000.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2012 and 2011 were $5,045 and $-0-, respectively.  Total operating expenses consisted of professional fees of $5,000 and selling, general and administrative expenses of $45.  Total operating expenses for the development stage, April 26, 2007 (date of inception) through March 31, 2012 were $13,583, which consisted of professional fees and selling, general and administrative expenses.

Financial Condition

Total Assets.  Total assets at March 31, 2012 and December 31, 2011 were $447 and $242, respectively.  Total assets consist of cash.

Total Liabilities.  Total liabilities at March 31, 2012 and December 31, 2011 were $7,100 and $2,100, respectively.  Total liabilities consist of a note payable to an unrelated party of $2,000, accounts payable of $5,000 and a note payable to the CEO of $100.  The notes payable carries no repayment terms and is non-interest bearing.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $4,795 and $-0- for the three months ended March 31, 2012 and 2011, respectively.  The Company has an accumulated loss of $11,583 during the development stage, April 26, 2007 (date of inception) through March 31, 2012.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At March 31, 2012 we had working capital deficit of $6,653.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2012 and 2011was $1,795 and $-0-, respectively.  Net cash used in operating activities during the development stage, April 26, 2007 (date of inception) through March 31, 2012 was $6,083.  Net cash used in operating activities includes our net loss, accounts payable and services settled in common stock.

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011was $2,000 and $-0-, respectively.  Net cash provided by financing activities for the development stage, April 26, 2007 (date of inception) through March 31, 2012 was $6,530.  Net cash provided by financing activities includes the proceeds from stock sales of $4,430 and proceeds from notes payable of $2,100.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our CEO has agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations.  Pursuant to the agreement it is binding on our CEO and he has agreed to only the return of his capital with no interest or other consideration. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

With respect to the period ending March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Because we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2012, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

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

Consulting Agreement dated May 24, 2011

See Exhibit Key

Filed with S-1 Registration Statement on

July 21, 2011.

(10.2)

Consulting Agreement dated May 8, 2012

Filed herewith

(10.2)

Consulting Agreement dated May 8, 2012

Filed herewith

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

Date: May 14, 2012

By: /s/ David R. Cupp

David R. Cupp

Principal Executive Office, Principal Accounting Officer

Chief Financial Officer, Secretary,

Chairman of the Board of Directors