Form 10-Q
period 2012-06-30
NEW FOUND SHRIMP INC
filed 2012-07-31
CIK 1409253

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-175692

NEW FOUND SHRIMP, INC.

(Name of small business issuer in its charter)

Florida

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒. The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of June 30, 2012 was 16,000,000.

TABLE OF CONTENTS

		Page
	Part I. Financial Information

Item 1.	Financial Statements.	3

	Balance Sheets for the periods ending June 30, 2012 (unaudited) and December 31, 2011 (audited).	3

	Statements of Operations for the three and six month periods ending June 30, 2012 and 2011 and for the period April 26, 2007 (date of inception) through June 30, 2012 (unaudited).	4

	Statement of Change in Shareholders’ Deficit for the period April 26, 2007 (date of inception) through June 30, 2012 (unaudited).	5

	Statements of Cash Flows for the six month periods ending June 30, 2012 and 2011 and for the period April 26, 2007 (date of inception) through June 30, 2012 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 4.	Controls and Procedures.	15

	Part II. Other Information.

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16
Item 3.	Defaults Upon Senior Securities.	16
Item 4.	Mine Safety Disclosure.	16
Item 5.	Other Information.	16
Item 6.	Exhibits.	16

Signatures		18

Part I. Financial Information

Item 1. Financial Statements.

New Found Shrimp, Inc.

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$266	$242
Prepaid and other current assets	143,864	—
Total Current Assets	144,130	242

TOTAL ASSETS	$144,130	$242

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$6,475	$2,000
Accrued expenses	3,920	—
Note payable, related party	100	100
Convertible note payable	39,136	—
Derivative liability	347,520	—
Total Current Liabilities	397,151	2,100

TOTAL LIABILITIES	397,151	2,100

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value -0-and -0- shares issued and outstanding, respectively	—	—
Common stock: 10,000,000,000 authorized; $0.00001 par value 16,000,000 and 16,000,000 shares issued and outstanding, respectively	1,600	1,600
Additional paid in capital	(172,014)	3,330
Accumulated deficit during development stage	(82,607)	(6,788)
Total Stockholders' Deficit	(253,021)	(1,858)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$144,130	$242

See notes to unaudited financial statements

New Found Shrimp, Inc.

(A Development Stage Company)

Statements of Operations

					April 26, 2007
	For the Three Months Ended		For the Six Months Ended		(inception)
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$—	$1,500	$250	$1,500	$2,000

Operating Expenses
Professional	37,611	1,250	42,611	1,250	42,611
General and administrative	1,181	147	1,226	147	9,764
Total operating expenses	38,792	1,397	43,837	1,397	52,375

Net loss from operations	(38,792)	103	(43,587)	103	(50,375)

Other income (expense)
Interest expense	(40,056)	—	(40,056)	—	(40,056)
Change in derivative	7,824	—	7,824	—	7,824
Income taxes	—	—	—		—

Net loss	$(71,024)	$103	$(75,819)	$103	$(82,607)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	16,000,000	16,000,000	16,000,000	16,000,000

See notes to unaudited financial statements

New Found Shrimp, Inc.

(A Development Stage Entity)

STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT

From inception (April 26, 2007) to June 30, 2012

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Par Value	Capital	stage	Total
Balance at April 26, 2007 (inception)	—	$—	$—	$—	$—

Issuance of common stock in payment of organizational expenses on behalf of the Company, June 30, 2007 at $$0.0001 per share (par) (Note 4)	5,000,000	500	—	—	500

Sale of 3,700,000 shares of common stock to various investors at $0.001 per share, August 29, 2007 (Note 4)	3,700,000	370	3,330	—	3,700

Net loss	—	—	—	(833)	(833)

Balance at December 31, 2007	8,700,000	$870	$3,330	$(833)	$3,367

Issuance of common stock for cash to an officer and director at $0.0001 per share (par) September 22, 2008 (Note 4)	7,300,000	730	—	—	730

Net loss	—	$—	$—	$(3,105)	$(3,105)

Balance at December 31, 2008	16,000,000	$1,600	$3,330	$(3,938)	$992

Net loss	—	$—	$—	$(993)	$(993)

Balance at December 31, 2009	16,000,000	$1,600	$3,330	$(4,930)	$—

Net loss	—	$—	$—	$—	$—

Balance at December 31, 2010	16,000,000	$1,600	$3,330	$(4,930)	$—

Net loss	—	$—	$—	$(1,858)	$(1,858)

Balance at December 31, 2011	16,000,000	$1,600	$3,330	$(6,788)	$(1,858)

Debt discount, attributable to derivative liability	—	—	(175,344)	—	(175,344)

Net loss (unaudited)	—	$—	$—	$(75,819)	$(75,819)

Balance at June 30, 2012	16,000,000	$1,600	$(172,014)	$(82,607)	$(253,021)

See notes to unaudited financial statements

New Found Shrimp, Inc.

(A Development Stage Entity)

STATEMENTS OF CASH FLOWS

			April 26, 2007
			(Inception)
	Six months ended		Through
	June 30,		June 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(75,819)	$103	$(82,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	36,136	—	36,136
Change in derivative	(7,824)	—	(7,824)
Stock based compensation	—	—	500
Change in assets and liabilities:
Prepaid and other current assets	36,136	—	36,136
Accounts payable	4,475	—	6,475
Accrued expenses	3,920	—	3,920
Net cash used in operating activities	(2,976)	103	(7,264)

Cash flows from financing activities:
Proceeds from notes payable	3,000	100	3,100
Issuance of common stock	—	—	4,430
Net cash provided by financing activities	3,000	100	7,530

Net change in cash and cash equivalents	24	203	266

Cash and cash equivalents
Beginning of period	242	—	—
End of period	$266	$203	$266

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash transactions:	$—	$—	$—

See notes to unaudited financial statements

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

Notes to Financial Statements

For the period ending June 30, 2012 and 2011

(Unaudited)

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

The Company was incorporated in the State of Indiana as a for-profit Company on April 26, 2007. In June 2012, the Company amended its articles of incorporation and filed with the state of Florida on June 26, 2012 to move its domicile from Indiana to Florida. It is a development stage company in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities. The Company was formed to provide consultation to the aquatic farming industry. During the Period ended June 30, 2012, management determined it would better suit the long term goals of the company, to expand its areas of consultation into other industries. The Company will continue to provide consolidation opportunities for on-going and start up aquatic farming operations as well as other industries as the opportunities are presented. Additionally, the company will assist with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the company. The Company desires to eventually gain the classification as a Business Development Company (“BDC”) as designated in the Investment Company Act of 1940.

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

ADVERTISING

Advertising costs are expensed as incurred. No advertising costs have been incurred for the three and six months ended June 30, 2012 or for the period April 26, 2007 (inception) through June 30, 2012.

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

Notes to Financial Statements

For the period ending June 30, 2012 and 2011

(Unaudited)

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2012 and 2011; (b) the financial position at June 30, 2012; and (c) cash flows for the six month periods ended June 30, 2012 and 2011, have been made.

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents at June 30, 2012 or December 31, 2011.

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the period of April 26, 2007 (inception) through June 30, 2012.

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

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

Notes to Financial Statements

For the period ending June 30, 2012 and 2011

(Unaudited)

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2012 and at December 31, 2011. As of June 30, 2012 and at December 31, 2011, the Company had no dilutive potential common shares.

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

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2011 the Company had a loss of $6,788 and for the period April 26, 2007 (Date of Inception) through June 30, 2012, the Company incurred losses of $82,607. The net operating loss in the amount of $82,607, resulting from operating activities, result in deferred tax assets of approximately $28,086 at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 4. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 150,000,000 shares with a par value of $0.00001. On April 26, 2012 the Company, through approval of its Board of Directors, amended the Articles of Incorporation for the purpose of authorizing additional shares. The amendment changed the authorized common shares from 150,000,000 to 10,000,000,000.

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

There were 16,000,000 and 16,000,000 shares of common stock issued and outstanding at June 30, 2012 and at December 31, 2011, respectively.

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

Notes to Financial Statements

For the period ending June 30, 2012 and 2011

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

On May 18, 2011 David Cupp, CEO and Director opened a bank account with JPMorgan Chase Bank, N.A. and deposited $100. The amount is documented with a demand note that carries no repayment terms and is non-interest bearing. Management will review this arrangement, in future period, to determine if terms are required to be formalized to reflect the economic relationship. The balance due to the related party at June 30, 2012 and December 31, 2011 was $100 and $100, respectively.

In support of the Company’s efforts and cash requirements, it will rely on advances from shareholders and related parties until such time that the Company can support its operations through generation of revenues or attains adequate financing through sales of its equity and/or traditional debt financing. Although the majority shareholder has pledged support, there is no formal written commitment for continued support by shareholders and related parties. Amounts advanced or amounts paid in satisfaction of liabilities are considered temporary in nature and may not be formalized by a promissory note. Terms have not been defined and are considered demand notes. The Company recognizes the nature of the financing and the economic benefit and anticipates accruing interest at 3% interest rate on such future advances and loans. As of June 30, 2012, the loans payable to shareholders were minimal and therefore no interest has been accrued.

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

NOTE 6. BALANCE SHEET COMPONENTS

Short Term Debt

Notes payable consisted of the following as of June 30, 2012:

June 30, 2012
Consulting agreement with Raven Holdings, Inc., a non related party, for accounting and other financial services. The agreement is supported by a Promissory note due and payable May 18, 2012, maturing on January 27, 2013. The note carries a fifteen percent (15%) APR. Principal and interest may be repaid by converting to common stock, at the option of the holder. The common stock will be issued at a fifty percent (50%) discount to the closing Bid price of the Company’s stock price on the day prior to the date of conversion notice. Accrued interest to date is $1,960.	$90,000

Consulting agreement with Apollo Holdings LTD, a non related party, for business planning, organization and management services. The agreement is supported by a Promissory note due and payable May 18, 2012, maturing on January 27, 2013. The note carries a fifteen percent (15%) APR. Principal and interest may be repaid by converting to common stock, at the option of the holder. The common stock will be issued at a fifty percent (50%) discount to the closing Bid price of the Company’s stock price on the day prior to the date of conversion notice. Accrued interest to date is $1,960.	90,000

Line of Credit from Brian Kistler, a non related party. The loan carries a 10% APR. Payments can be made at any time. The line of credit does not have a maturity date.	1,000

Line of Credit to Robin Hunt, a non related party. Certain funds were loaned for expenses. The line of credit carries a 0% interest rate and payments can be made at any time.	2,000

Unamortized debt discount	(143.864)

Total notes payable	$39,136

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

Notes to Financial Statements

For the period ending June 30, 2012 and 2011

(Unaudited)

The Company has recognized the derivative liability associated with the convertible note agreements and has revalued the beneficial conversion feature, classifying as a derivative liability. As of date of the original note, May 8, 2012, and the period end, June 30, 2012, the derivative liability was calculated to be $355,344 and $347,520, respectively. A debt discount of $180,000 was recorded and is amortized over the life of the loan. Amortized debt discount of $36,136 has been recognized as interest expense for the three months ended June 30, 2012.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The Company had insufficient historical data for volatility calculation, therefore a group of similar companies were averaged. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.10
Strike Price	$.05
Dividend rate	0.0%
Risk-free interest rate	.06%
Expected lives (years)	.72
Expected price volatility	554%
Forfeiture Rate	0.0%

NOTE 7. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 9. SUBSEQUENT EVENTS

On July 3, 2012, the Company issued to David R. Cupp one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and two billion shares of our Common Stock. Mr. Cupp was issued the common stock and the Preferred A Stock in connection with and as consideration for his agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company. The Company valued the common stock at the market value, $.01 per share, for a total compensation value of $20,000,000.

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

Notes to Financial Statements

For the period ending June 30, 2012 and 2011

(Unaudited)

On July 10, 2012 the Company issued 8,000 shares of Preferred Series B stock, par value of $0.00001, to a non related party, in exchange for $20,000 cash ($2.50 per share) together with a completed subscription agreement.

In accordance with ASC 855-10, the company has analyzed its operations subsequent to June 30, 2012, through the date these financial statements were issued (date of filing with the Securities and Exchange Commission), and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of New Found Shrimp, Inc. for the period ended June 30, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three and six months ended June 30, 2012 and June 30, 2011 and for the development stage, April 26, 2007 (date of inception) through June 30, 2012

New Found Shrimp, Inc. (The Company) was organized as of April 26, 2007. Due to the limited operations during April 26, 2007 (date of inception) through the six months ended June 30, 2012, the results of operations for the six months ending June 30, 2012 and 2011 are not comparable. Accordingly, the results of operations for the three and six months ended June 30, 2012 and 2011 are not comparable.

Revenues

Total Revenue. Total revenues for the three and six months ended June 30, 2012 and 2011 were $0, $1,500, $250 and $1,500, respectively. Total revenues consist of consulting fees earned. Total revenues for the development stage, April 26, 2007 (date of inception) through June 30, 2012 were $2,000.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three and six months ended June 30, 2012 and 2011 were $38,792, $1,397, $43,837 and $1,397, respectively. Total operating expenses for the development stage, April 26, 2007 (date of inception) through June 30, 2012 were $52,375, which consisted of professional fees and selling, general and administrative expenses. The changes in operating expenses were due to consulting agreements with Apollo Holdings, LTD and Raven Holdings, Inc in the amount of $180,000, which is being charged to operation over the life of the contract, or approximately $36,000 in the quarter ended June 30, 2012.

Financial Condition

Total Assets. Total assets at June 30, 2012 and December 31, 2011 were $144,864 and $242, respectively. The increase is due to the unamortized or deferred consulting agreements and will be ratably charged to expense over the future periods of the contract, as the services are rendered. The consulting services were exchanged for convertible notes payable.

Total Liabilities. Total liabilities at June 30, 2012 and December 31, 2011 were $397,151 and $2,100, respectively. Total liabilities consist of note payable and accounts payable. The change in total liabilities was due to consulting agreements with Apollo Holdings, LTD and Raven Holdings, Inc., evidenced by convertible promissory notes in the amount of $180,000. Debt discounts of $180,000 was recorded against the note and a derivative liability, in the amount of $355,344, was recorded in association with the convertible features of the notes.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $75,819 for the six months ended June 30, 2012. The Company had a small net income of $103 for the six months ended June 30, 2011. The Company has an accumulated loss of $82,607 during the development stage, April 26, 2007 (date of inception) through June 30, 2012. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At June 30, 2012 we had minimal assets and a working capital deficit of $253,021. Our working capital deficit is due to the results of operations and the recognition of the derivative liability.

Net cash (used in)/provided by in operating activities for the six months ended June 30, 2012 and 2011 was ($2,976) and $103, respectively. Net cash used in operating activities during the development stage, April 26, 2007 (date of inception) through June 30, 2012 was $7,264. Net cash used in operating activities includes our net income (loss), accounts payable and services settled in common stock.

Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $3,000 and $100, respectively. Net cash provided by financing activities for the development stage, April 26, 2007 (date of inception) through June 30, 2012 was $7,530. Net cash provided by financing activities includes the proceeds from stock sales of $4,430 and proceeds from notes payable and related party of $3,100.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our CEO has agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations. Pursuant to the agreement it is binding on our CEO and he has agreed to only the return of his capital with no interest or other consideration. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offering of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

With respect to the period ending June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2012, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with form 10-Q.	Filed Herewith

		(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.2)	Consulting Agreement dated May 8, 2012 See Exhibit Key	See Exhibit Key

	(10.3)	Consulting Agreement dated May 8, 2012 See Exhibit Key	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(31.2)	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.2)	Certification of Chief Executive Officer Filed herewith pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission.

3.2	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange
Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FOUND SHRIMP, INC.

Date: July 20, 2012	By: /s/ David R. Cupp
David R. Cupp
Principal Executive Office, Principal Accounting Officer
Chief Financial Officer, Secretary,
Chairman of the Board of Directors

