Form 10-Q/A
period 2012-06-30
NEW FOUND SHRIMP INC
filed 2012-08-30
CIK 1409253

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to New Found Shrimp, Inc's. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on July 31, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with form 10-Q.	Filed Herewith

		(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.2)	Consulting Agreement dated May 8, 2012 See Exhibit Key	See Exhibit Key

	(10.3)	Consulting Agreement dated May 8, 2012 See Exhibit Key	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(31.2)	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.2)	Certification of Chief Executive Officer Filed herewith pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

101.INS **	XBRL Instance Document	Filed herewith

101.SCH **	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FOUND SHRIMP, INC.

Date: August 30, 2012	By:	/s/ David R. Cupp
David R. Cupp
Principal Executive Office, Principal Accounting Officer
Chief Financial Officer, Secretary,
Chairman of the Board of Directors

4