Form 10-Q
period 2012-09-30
NEW FOUND SHRIMP INC
filed 2012-11-16
CIK 1409253

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of November 13, 2012 was 2,316,000,000.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements.	3

	Balance Sheets for the periods ending September 30, 2012 (unaudited) and December 31, 2011 (audited).	3

	Statements of Operations for the three and nine month periods ending September 30, 2012 and 2011 and for the period April 26, 2007 (date of inception) through September 30, 2012 (unaudited).	4

	Statement of Change in Shareholders’ Deficit for the period April 26, 2007 (date of inception) through September 30, 2012 (unaudited).	5

	Statements of Cash Flows for the nine month periods ending September 30, 2012 and 2011 and for the period April 26, 2007 (date of inception) through September 30, 2012 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

Part II. Other Information.

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3.	Defaults Upon Senior Securities.	15
Item 4.	Mine Safety Disclosure.	15
Item 5.	Other Information.	15
Item 6.	Exhibits.	16

Signatures		18

Part I.  Financial Information

Item 1.  Financial Statements.

New Found Shrimp, Inc. (A Development Stage Company) Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$13,768	$242
Total Current Assets	13,768	242

TOTAL ASSETS	$13,768	$242

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,225	$2,000
Note payable, related party	100	100
Note payable	3,000	---
Total Current Liabilities	6,325	2,100

TOTAL LIABILITIES	6,325	2,100

Stockholders' Equity (Deficit)
Preferred stock: 100,000,000 authorized; $0.00001 par value
84,669 and -0- shares issued and outstanding, respectively	1	---
Common stock: 10,000,000,000 authorized; $0.00001 par value
2,316,000,000 and 16,000,000 shares issued and outstanding, respectively	24,600	1,600
Additional paid in capital	20,641,999	3,330
Accumulated deficit during development stage	(20,659,157)	(6,788)
Total stockholders' equity (deficit)	7,443	(1,858)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,768	$242

See notes to unaudited financial statements

New Found Shrimp, Inc. (A Development Stage Company) Statements of Operations

	For the Three Months Ended		For the Nine Months Ended		April 26, 2007 (inception)
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ ---	$250	$250	$1,750	$2,000

Operating Expenses
Professional	20,597,096	15	20,639,707	1,265	20,642,972
General and administrative	1,016	151	2,242	298	7,515
Total operating expenses	20,598,112	166	20,641,949	1,563	20,650,487

Net loss from operations	(20,598,112)	84	(20,641,699)	187	(20,650,487)

Other income (expense)
Interest expense	29,386	---	(10,670)	---	(10,670)
Change in derivative	(7,824)	---	---	---	---
Income taxes	---	---	---		---

Net income (loss)	$(20,576,550)	$84	$(20,652,369)	$187	$(20,659,157)

Basic and diluted loss per share	$(0.01)	$0.00	$(0.03)	$0.00

Weighted average number of
shares outstanding	2,123,608,696	16,000,000	723,664,234	16,000,000

See notes to unaudited financial statements

New Found Shrimp, Inc. (A Development Stage Entity) STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT From inception (April 26, 2007) to September 30, 2012

								Deficit accumulated
							Additional	during the
	Preferred Stock			Common Stock			paid-in	development
	Shares	Par Value		Shares	Par Value		Capital	Stage	Total

Balance at April 26, 2007 (inception)	---	$	---	---	$	---	$ ---	$ ---	$	---

Issuance common stock in payment of organizational expenses on behalf of the Company, June 30, 2007 at $0.0001 per share (par)	---		---	5,000,000		500	---	---		500

Sale of 3,700,000 shares of common stock to various investors at $0.001 per share, August 20, 2007	---		---	3,700,000		370	3,330	---		3,700

Net loss	---		---	---		---	---	(833)		(833)
Balance at December 31, 2007	---	$	---	8,700,000		$870	$3,330	$(833)		$3,367

Issuance of common stock for cash to an officer and director at $0.0001 per share (par) September 22, 2008	---		---	7,300,000		730	---	---		730

Net loss	---		---	---		---	---	(3,105)		(3,105)
Balance at December 31, 2008	---	$	---	16,000,000		$1,600	$3,330	$(3,938)		$992

Net loss	---		---	---		---	---	(993)		(993)
Balance at December 31, 2009	---	$	---	16,000,000		$1,600	$3,330	$(4,930)	$	---

Net loss	---		---	---		---	---	---		---
Balance at December 31, 2010	---	$	---	16,000,000		$1,600	$3,330	$(4,930)	$	---

Net loss	---		---	---		---	---	(1,858)		(1,858)
Balance at December 31, 2011	---	$	---	16,000,000		$1,600	$3,330	$(6,788)		$(1,858)

Issuance of common stock to an officer and director at $0.01 per share for services and control on July 3, 2012	---		---	2,000,000,000		20,000	19,980,000	---		20,000,000

Issued common stock to various consultants for services on August 16, 2012 at $0.0015 per share. Shares were issued under the Stock Option Plan registered on Form S-8 with the SEC on August 8, 2012	---		---	300,000,000		3,000	447,000	---		450,000

Issued Series A Preferred stock to an officer and director for control on July 3, 2012 at $0.00001 (par)	1		---	---		---	---	---		---

Issued Series B Preferred stock to non-related parties for cash on July 10, 2012 at $2.50 per share	8,400		---	---		---	21,000	---		21,000

Issued Series B Preferred stock to non-related parties for conversion of notes payable and accrued interest on Sep. 27, 2012 at $2.50 per share	76,268		1	---		---	190,669	---		190,670

Net loss	---		---	---		---	---	(20,652,369)		(20,652,369)
Balance at September 30, 2012	84,669		$1	2,316,000,000		$24,600	$20,641,999	$(20,659,157)		$7,443

See notes to unaudited financial statements

New Found Shrimp, Inc. (A Development Stage Entity) STATEMENTS OF CASH FLOWS

					April 26, 2007
					(Inception)
	Nine months ended				Through
	September 30,				September 30,
	2012		2011		2012
	(unaudited)		(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)		$(20,652,369)		$187	$(20,659,157)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation		20,640,670		---	20,641,170
Change in assets and liabilities:
Accounts payable		1,225		---	3,225
Net cash used in operating activities		(10,474)		187	(14,762)

Cash flows from financing activities:
Proceeds from notes payable		3,000		100	3,100
Issuance of common stock		21,000		---	25,430
Net cash provided by financing activities		24,000		100	28,530

Net change in cash and cash equivalents		13,526		287	13,768

Cash and cash equivalents
Beginning of period		242		---	---
End of period		$13,768		$287	$13,768

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---	$ ---
Interest	$	---	$	---	$ ---

Non-cash transactions:		$20,640,670		$500	$20,641,170

See notes to unaudited financial statements

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2012 and 2011
(Unaudited)

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

The Company was incorporated in the State of Indiana as a for-profit Company on April 26, 2007. In September 2012, the Company amended its articles of incorporation and filed with the state of Florida on September 26, 2012 to move its domicile from Indiana to Florida.  It is a development stage company in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities.   The Company was formed to provide consultation to the aquatic farming industry. During the Period ended September 30, 2012, management determined it would better suit the long term goals of the company, to expand its areas of consultation into other industries.  The Company will continue to provide consolidation opportunities for on-going and start up aquatic farming operations as well as other industries as the opportunities are presented. Additionally, the company will assist with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the company. The Company desires to eventually gain the classification as a Business Development Company (“BDC”) as designated in the Investment Company Act of 1940.

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

ADVERTISING
Advertising costs are expensed as incurred.  No advertising costs have been incurred for the three and nine months ended September 30, 2012 or for the period April 26, 2007 (inception) through September 30, 2012.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2012 and 2011
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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2012 and 2011; (b) the financial position at September 30, 2012; and (c) cash flows for the nine month periods ended September 30, 2012 and 2011, have been made.

CASH
The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at September 30, 2012 or December 31, 2011.

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

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $-0- in research and development costs for the period of April 26, 2007 (inception) through September 30, 2012.

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

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2012 and 2011
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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2012 and at December 31, 2011.  As of September 30, 2012 and at December 31, 2011, the Company had no dilutive potential common shares.

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

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2011 the Company had a loss of $6,788 and for the period April 26, 2007 (Date of Inception) through September 30, 2012, the Company incurred losses of $20,659,157.  The net operating loss in the amount of $20,659,157, resulting from operating activities, result in deferred tax assets of approximately $7,024,113 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 4. SHAREHOLDERS' EQUITY

COMMON STOCK
On April 26, 2012 the Company, through approval of its Board of Directors, amended the Articles of Incorporation for the purpose of authorizing additional shares of common and preferred stock.  The amendment changed the authorized common shares from 150,000,000 to 10,000,000,000 with a par value of $0.00001 and authorized 100,000,000 shares of preferred stock with a par value of $0.00001.

The Company issued 5,000,000 shares to David Cupp, CEO and sole Director on September 30, 2007 at a par value of $500 in exchange for incorporation services.

The Company sold for cash 3,700,000 shares on August 29, 2007 to 37 shareholders via subscription at a value of $3,700 or $0.001 per share.

The Company issued 7,300,000 shares to David Cupp, CEO and sole Director on September 22, 2008 for cash at a par value of $730 or $0.0001 per share.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2012 and 2011
(Unaudited)

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

On July 10, 2012 the Company issued 8,400 shares of Series B Preferred stock, par value of $0.00001, to non- related parties, in exchange for $21,000 cash ($2.50 per share) together with completed subscription agreements.

On August 8, 2012 the company filed a Form S-8 registration statement with the Security and Exchange Commission.  On the same date the company issued 300,000,000 shares of its common stock to various consultants under its Stock Option Plan, which was filed along with the Form S-8 registration statement, in exchange for $450,000 in services.

On September 27, 2012 the company issued 76,268 shares of its series B preferred stock, par value of $0.00001, to non-related parties for conversion of convertible notes payable along with accrued interest.  The total amount converted into series B preferred stock was $190,670.

There were 2,316,000,000 and 16,000,000 shares of common stock issued and outstanding at September 30, 2012 and at December 31, 2011, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

On May 18, 2011 David Cupp, CEO and Director opened a bank account with JPMorgan Chase Bank, N.A. and deposited $100.  The amount is documented with a demand note that carries no repayment terms and is non-interest bearing.  Management will review this arrangement, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related party at September 30, 2012 and December 31, 2011 was $100 and $100, respectively.

In support of the Company’s efforts and cash requirements, it will rely on advances from shareholders and related parties until such time that the Company can support its operations through generation of revenues or attains adequate financing through sales of its equity and/or traditional debt financing. Although the majority shareholder has pledged support, there is no formal written commitment for continued support by shareholders and related parties.  Amounts advanced or amounts paid in satisfaction of liabilities are considered temporary in nature and may not be formalized by a promissory note.  Terms have not been defined and are considered demand notes. The Company recognizes the nature of the financing and the economic benefit and anticipates accruing interest at 3% interest rate on such future advances and loans.  As of September 30, 2012, the loans payable to shareholders were minimal and therefore no interest has been accrued.

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

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2012 and 2011
(Unaudited)

NOTE 6. BALANCE SHEET COMPONENTS

Short Term Debt
Notes payable consisted of the following as of September 30, 2012:

September 30, 2012
Line of Credit from Brian Kistler, a non related party. The loan carries a 0% APR. Payments can be made at any time. The line of credit does not have a maturity date.	$1,000

Line of Credit to Robin Hunt, a non related party. Certain funds were loaned for expenses. The line of credit carries a 0% interest rate and payments can be made at any time.	2,000

Total notes payable	$3,000

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

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the company has analyzed its operations subsequent to September 30, 2012, through the date these financial statements were issued (date of filing with the Securities and Exchange Commission), and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of New Found Shrimp, Inc. for the period ended September 30, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three and nine months ended September 30, 2012 and September 30, 2011 and for the development stage, April 26, 2007 (date of inception) through September 30, 2012

New Found Shrimp, Inc. (The Company) was organized as of April 26, 2007.  Due to the limited operations during April 26, 2007 (date of inception) through the nine months ended September 30, 2012, the results of operations for the nine months ending September 30, 2012 and 2011 are not comparable.  Accordingly, the results of operations for the three and nine months ended September 30, 2012 and 2011 are not comparable.

Revenues

Total Revenue.  Total revenues for the three and nine months ended September 30, 2012 and 2011 were $0, $250, $250 and $1,750, respectively.  Total revenues consist of consulting fees earned.  Total revenues for the development stage, April 26, 2007 (date of inception) through September 30, 2012 were $2,000.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the three and nine months ended September 30, 2012 and 2011 were $20,598,112, $166, $20,641,949 and $1,563, respectively.  Total operating expenses for the development stage, April 26, 2007 (date of inception) through September 30, 2012 were $20,650,487, which consisted of professional fees and selling, general and administrative expenses.  The changes in operating expenses were due to common stock being issued to the CEO as compensation and for control in the amount of $20,000,000 and consulting agreements with various non-related parties in the amount of $450,000.  All consulting contracts were fully expensed to professional fees during the quarter ending September 30, 2012.

Financial Condition

Total Assets.  Total assets at September 30, 2012 and December 31, 2011 were $13,768 and $242, respectively.  The increase is due to the sale of 8,400 shares of series B preferred stock for $21,000 cash.

Total Liabilities.  Total liabilities at September 30, 2012 and December 31, 2011 were $6,325 and $2,100, respectively.  Total liabilities consist of note payable and accounts payable.  The notes carry a 0% interest rate and payments can be made any time at the discretion of the Company.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $20,652,369 for the nine months ended September 30, 2012.  The Company had a small net income of $187 for the nine months ended September 30, 2011.  The Company has an accumulated loss of $20,659,157 during the development stage, April 26, 2007 (date of inception) through September 30, 2012.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At September 30, 2012 we had minimal assets and working capital of $7,443.  Our working capital is due to the results of operations.

Net cash (used in)/provided by in operating activities for the nine months ended September 30, 2012 and 2011 was $(10,474) and $187, respectively.  Net cash used in operating activities during the development stage, April 26, 2007 (date of inception) through September 30, 2012 was $(14,762).  Net cash used in operating activities includes our net income (loss), accounts payable and services settled in common stock.

Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was $24,000 and $100, respectively.  Net cash provided by financing activities for the development stage, April 26, 2007 (date of inception) through September 30, 2012 was $28,530.  Net cash provided by financing activities includes the proceeds from stock sales of $25,430 and proceeds from notes payable and related party of $3,100.

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

With respect to the period ending September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2012, the Company did not issue any unregistered shares of its common stock that were not otherwise disclosed on Form S-8 or Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with form 10-Q.	Filed Herewith

		(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(31.2)	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)**		XBRL Instance Document		Filed herewith

(101.SCH)**		XBRL Taxonomy Ext. Schema Document		Filed herewith

(101.CAL)**		XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith

(101.DEF)**		XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith

(101.LAB)**		XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith

(101.PRE)**		XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

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

NEW FOUND SHRIMP, INC.

Date: November 16, 2012	By:	/s/ David R. Cupp
David R. Cupp
Principal Executive Office, Principal Accounting Officer
Chief Financial Officer, Secretary,
Chairman of the Board of Directors