Form 10-K
period 2012-12-31
NEW FOUND SHRIMP INC
filed 2013-04-15
CIK 1409253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 333-175692

New Found Shrimp, Inc.
(Exact Name of Registrant as specified in its charter)

Florida	20-8926549
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

7830 Inishmore Dr., Indianapolis, IN	46214
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	317-652-3077

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes ☒ No

Note – Checking the box above will not relieve any  registrant  required to file reports pursuant to Section 13 or 15 (d) of the  Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information
Contained in this form are not required to respond
Unless the form displays a current valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “ “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRNTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

46,288 as of March 31, 2013, per Transfer Agent, VStock Transfer, LLC, 77 Spruce Street, Ste 201, Cedarhurst, NY 11516

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
Fiscal Year Ended December 31, 2012

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of New Found Shrimp, Inc. for the year ended December 31, 2012 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business

New Found Shrimp, Inc., is a Florida corporation, (the "Company").  The Company provides marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

We were founded in April 2007 and are based in Indianapolis, Indiana. In June of 2012 we changed our domicile from the state of Indiana to the State of Florida. Shortly after formation and during the organizational period in 2007, our CEO and President’s son, was diagnosed with infantile spasms. Consequently, operations were limited, allowing Mr. Cupp to tend to his son’s care. During 2012, our CEO and President’s son was again diagnosed with continuation of the infantile spasms requiring a second brain surgery, thus limiting the time our CEO was able to spend on the implementation of the 12-18 month plan of operations. Therefore, as a result the following is reflective of the delay and is still our current plan.

We have conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of various aquatic farm projects

We currently conduct our marketing operations primarily in Indiana.

Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offerings of our company’s securities.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct a private offering under Section 4(2) of the Securities Act of 1933.

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
(b) affiliated marketing and direct mail;
(c) promoting our services and attracting businesses through our (proposed) website;
(d) presence at industry trade shows;
(e) continue to nurture the relationships we have with our core customers that we have done business with; and,
(f) seek additional customers coming into the marketplace and create relationships with them.

Industry Overview

Aquaculture Industry
Aquaculture is the farming of aquatic animals or plants. Aquaculture is the fastest growing segment in the food production system and has been for the past two decades. According to a study by the World Food and Agriculture Organization (“FAO”) published March 2, 2009 world fisheries production reached a new high of 143.6 million metric tons, including farmed and ocean caught product. Based on the FAO’s projections, it is estimated that in order to maintain the current level of per capita consumption, global aquaculture production will need to reach in excess of 80 million tons of fish by 2050.

As the availability of sites for aquaculture is becoming increasingly limited and the ability to develop non-agricultural land is often restricted, the competition to develop additional aquaculture production systems is intensifying. As the intensification for aquaculture production systems increases, the demand for institutional support, services, and skilled persons is anticipated to increase, along with the demand for more knowledge-based aquaculture education and training as aquaculture becomes more important worldwide

Shrimp Industry
The United States population is vast, with an annual shrimp consumption of approximately 1.25 billion pounds, approximately 4 pounds per capita.  The current average wholesale cost for frozen and delivered shrimp is $3. to $5.00 per pound, depending on quality and season,. The target market for the Company is to establish assist the establishment of production facilities and distribution networks in metropolitan areas of the United States, as well as international distribution networks through Joint Venture partnerships throughout the world.  This should allow the Company to capture a significant portion of shrimp sales by offering locally grown, environmentally “green”, naturally grown, fresh shrimp at competitive wholesale prices.

Fresh Shrimp Market
The Company believes that a substantial market exists for live and fresh shrimp throughout the world. The Company plans to consult and assist to develop aquaculture farm operations to sell shrimp by using distributors or delivering them directly to market by packing the shrimp in salt water or ice, without freezing them. The Company has the added advantage of being able to market its shrimp as fresh, natural and locally grown. Being able to advertise the shrimp as locally grown and the fact that very few resources were used to transport the product provides the Company with an immense marketing advantage over the competition. Many customers are willing to pay a premium for such products.

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

Item 4. Mine safety disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No public market for common stock

There is presently no public market for our common stock.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.  A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale

Holders

As of April 11, 2013 there were 23 shareholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

NONE

Item 6. Selected Financial Data

Selected Financial data – Annual:

	Year ending December 31, 2012	April 26, 2007 (inception) December 31, 2011	change
Current assets	$58,856	$242	$58,614
Non-current assets	75,000	---	75,000
Total assets	133,856	242	133,614

Total current liabilities	7,365	2,100	5,265
Total stockholders’ equity (deficit)	5,241	(1,858)	7,099

Working Capital	51,491	(1,858)	53,349
Net Cash used in Operating Activities	(11,636)	142	(11,778)

Years Ended December 31,
	Year ending December 31, 2012	April 26, 2007 (inception) December 31, 2011	change
Statements of Operations
Revenues	$250	$1,750	$(1,500)
Total expenses	20,533,321	3,608	20,529,713
Net (loss)	$(20,533,071)	$(1,858)	$(20,531,213)

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

Our Business Overview

New Found Shrimp, Inc., an Indiana corporation, (the "Company").  The Company provides marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

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

Critical Accounting Policies
We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.  On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations for the year ended December 31, 2012 and December 31, 2011 and for the development stage, April 26, 2007 (date of inception) through December 31, 2012

New Found Shrimp, Inc. (The Company) was organized as of April 26, 2007.  Due to the limited operations during April 26, 2007 (date of inception) through the year ended December 31, 2012, the results of operations for the year ended December 31, 2012 and 2011 are not comparable.

Revenues

Total Revenue.  Total revenues for the years ended December 31, 2012 and 2011 were $250 and $1,750, respectively.  Total revenues consist of consulting fees earned.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the years ended December 31, 2012 and 2011 were $20,522,901 and $3,608, respectively.  Total operating expenses for the year ended December 31, 2012 consisted of professional fees of $20,520,323 and selling, general and administrative expenses of $2,578.

Financial Condition

Total Assets.  Total assets at December 31, 2012 and 2011 were $133,856 and $242, respectively.  Total assets consist of cash of $12,606, prepaid expense of $46,250 and Intangible assets of $75,000.

Total Liabilities.  Total liabilities at December 31, 2012 and 2011 were $7,365 and $2,100, respectively.  Total liabilities consist of accounts payable of $4,265, note payable to unrelated party of $3,000 and a note payable to the CEO of $100.  The note payable carries no repayment terms and is non-interest bearing.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $20,533,321 for the year ended December 31, 2012 and $1,858 for the year ended December 31, 2011.  The Company has an accumulated loss of $20,540,109 during the development stage, April 26, 2007 (date of inception) through December 31, 2012.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At December 31, 2012 we had minimal assets and working capital of $51,491.  Our working capital is due to the results of operations.

Net cash (used in)/provided by operating activities for the years ended December 31, 2012 and 2011 was $(11,636) and $142, respectively.  Net cash used in operating activities during the development stage, April 26, 2007 (date of inception) through December 31, 2012 was $(15,924).

Net cash provided by financing activities for the years ended December 31, 2012 and 2011 was $24,000 and $100, respectively.  Net cash provided by financing activities for the development stage, April 26, 2007 (date of inception) through December 31, 2012 was $28,530.  Net cash provided by financing activities includes the proceeds from stock sales of $25,430 and proceeds from notes payable of $3,100.

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

We are not aware of any demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material changes to our liquidity.

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2012.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 8, 2013, Peter Messineo, CPA declined to sit for re-election as the Company’s independent registered audit firm due to changes in his firm. On December 17, 2012, Peter Messineo joined the firm now known as DKM Certified Public Accountants.

The reports of Peter Messineo, CPA as of and for the fiscal years ended December 31, 2011 and December 31, 2010 contained no adverse  opinion or  disclaimer  of opinion and were not qualified  or modified as to  uncertainty,  audit scope or  accounting principle  except to indicate that there was  substantial  doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2011 and 2010, and through each subsequent period, there have been no disagreements with Peter Messineo, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Peter Messineo, CPA would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On January 24, 2013, The Company engaged DKM Certified Public Accountants as their independent registered accounting firm.

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

As of December 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Chief Executive Officer and Chief Financial Officer, our sole officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

Material weaknesses identified by management included:  lack of an audit committee and audit committee financial expert; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual without adequate compensating controls.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

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

Change in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses or other factors other than those specified above that could significantly affect these controls, and therefore, no corrective action was taken.

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

Name	Age	Position
David R. Cupp	34	President, Secretary and Chairman of the Board of Directors (1)

(1) Mr. Cupp will serve as a director until the next annual shareholder meeting.

Background of Executive Officers and Directors

Mr. Cupp is a 2001 graduate of Ball State University with a Bachelor’s Degree in Secondary Education. He continued his education at Olivet Nazarene University and holds a Master’s Degree in Education. Mr. Cupp has over 11 years of teaching and coaching experience and is currently the girls head basketball coach Avon High School, Indianapolis, Indiana.  Mr. Cupp has shown the ability to create a winning team in each of his coaching assignments. Mr. Cupp has participated in many leadership and counseling camps during his tenure as teacher and coach at such prestigious institutions as Duke, Marquette, Ball State, and the University of Illinois. During the past five years Mr. Cupp has been primarily focused on his full time employment as a High School teacher and Girls Basketball coach in Indianapolis, Indiana. Other than the company Mr. Cupp does not have any other business experience.

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

We do not yet have an audit committee or an audit committee financial expert.  We expect to form such a committee composed of our non employee directors.  We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person.  Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2012, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation Compenstion-	Total
		($)	($)				($)	($)

David R. Cupp (1), President	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David R. Cupp (1), President	2012	-0-	-0-	40,001	-0-	-0-	-0-	-0-	-0-
Secretary and Chairman of the Board of Directors

(1) There is no employment contract with Mr. Cupp at this time.  Nor are there any agreements for compensation in the future.  A salary and stock option and/or warrants program may be developed in the future
(2) The restricted stock was valued at the last trade price on the day of issuance in accordance with ASC 718.

Compensation Committee Interlocks and Insider Participation

Currently our Board of Directors consist of Mr. David R. Cupp.  We are not actively seeking additional board members at this time.  At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2012, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	David R. Cupp 7830 Inishmore Dr. Indianapolis, IN 46241	40,000	86%

Common Stock	All Executive Officers and Directors as a Group (1)	40,000	86%

(1) The percentages are based on of 46,288 shares of common stock issued and outstanding as of the date of this report
(2) A total of 46,288 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons
On July 3, 2012, the Company issued to David R. Cupp one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and forty thousand (40,000), post reverse split, of our Common Stock.  Mr. Cupp was issued the common stock and the Preferred A Stock in connection with and as consideration for his agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.  The Company valued the common stock at the market value, $.01 per share, for a total compensation value of $20,000,000.

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

Item 14. Principal Accounting Fees and Services

	2012	2011
Audit fees	4,750	3,250
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee.  The normal functions of the audit committee are handled by the board of directors, which consists of our sole director only..

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

	(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

(10.0)	Material Contracts

	(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.2)	Consulting Agreement dated May 8, 2012.	See Exhibit Key

	(10.3)	Consulting Agreement dated May 8, 2012.	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

(14.0)	Code of Ethics.		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith

(31.2)	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed herewith

(32.2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed herewith

(101.INS)**	XBRL Instance Document	Filed herewith

(101.SCH)**	XBRL Taxonomy Extension Schema Document	Filed herewith

(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FOUND SHRIMP, INC.

NAME	TITLE	DATE

/s/ David Cupp	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	April 12, 2013
David Cupp

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	F-2

Balance Sheets at December 31, 2012 (audited) and December 31, 2011 (audited)	F-4

Statements of Operations for the years ended December 31, 2012 (audited) and 2011 (audited) and the period April 26, 2007 (date of inception) through December 31, 2012 (audited)	F-5

Statements of Changes in Shareholders’ Equity for the period April 26, 2007 (date of inception) through December 31, 2012 (audited)	F-6

Statements of Cash Flows for the years ended December 31, 2012 (audited) and 2011 (audited) and the period April 26, 2007 (date of inception) through December 31, 2012 (audited)	F-7

Notes to Audited Financial Statements	F-8

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
New Found Shrimp, Inc.

I have audited the balance sheets of New Found Shrimp, Inc. “The Company” as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholder’s equity, and cash flows for the years then ended and the period April 26, 2007 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
January 10, 2012

2451 N McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Toll Free: (855) 334-0934 Main: (727) 444-1901 Cell: (727) 452-4803

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
New Found Shrimp, Inc.
Indianapolis, IN

We have audited the accompanying balance sheet of New Found Shrimp, Inc. as of December 31, 2012 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the period April 26, 2007 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2011 financial statements were audited by a predecessor independent registered accounting firm that issued an unqualified opinion on January 10, 2012.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Found Shrimp, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the period April 26, 2007 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses and negative cash flows from operating activities, and both a working capital deficit, and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DKM Certified Public Accountants
Clearwater, Florida
April 12, 2013

New Found Shrimp, Inc.
(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2012	2011
	(audited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$12,606	$242
Prepaid Expense	46,250	---
Total Current Assets	58,856	242

Non-current Assets
Net Intangible Assets	75,000	---
TOTAL ASSETS	$133,856	$242

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$4,265	$2,000
Note payable, related party	100	100
Note payable	3,000	---
Total Current Liabilities	7,365	2,100

TOTAL LIABILITIES	7,365	2,100

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Equity (Deficit)
Preferred stock: 100,000,000 authorized; $0.00001 par value
84,669 and -0- shares issued and outstanding, respectively	1	---
Common stock: 10,000,000,000 authorized; $0.00001 par value
46,288 and 16,000,000 shares issued and outstanding, respectively	---	1,600
Additional paid in capital	20,666,599	3,330
Accumulated deficit during development stage	(20,540,109)	(6,788)
Total stockholders' equity (deficit)	5,241	(1,858)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$133,856	$242

See notes to audited financial statements

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

STATEMENTS OF OPERATIONS

			April 26, 2007
			(Inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2012	2011	2012
Revenues:
Net sales	$250	$1,750	$2,000
Total revenues	$250	$1,750	$2,000

Cost and expenses:
Professional fees	20,520,323	3,265	20,523,803
Selling, general & administrative expenses	2,578	343	7,636
Total operating expenses	20,522,901	3,608	20,531,439
Income (loss) from Operations	(20,522,651)	(1,858)	(20,529,439)

Other income (expense)
Interest expense	(10,670)	---	(10,670)
Income tax	---	---	---
Net income (loss)	$(20,533,321)	$(1,858)	$(20,540,109)

Income (loss) per common shares – basic and diluted	$(911.01)	$(5.81)

Basic and diluted weighted average number of
Common shares outstanding	22,539	320

See notes to audited financial statements

New Found Shrimp, Inc.
(A Development Stage Entity)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
From inception (April 26, 2007) to December 31, 2012

								Deficit accumulated
							Additional	during the
	Preferred Stock			Common Stock			paid-in	development
	Shares	Par Value		Shares	Par Value		Capital	Stage	Total

Balance at April 20, 2007 (inception)	---	$	---	---	$	---	$ ---	$ ---	$	---

Issuance common stock in payment of organizational expenses on behalf of the Company, June 30, 2007 at $0.0001 per share(par)	---		---	100		---	500	---		500

Sale of 3,700,000 shares of common stock to various investors at $0.001 per share, August 20, 2007	---		---	74		---	3700	---		3,700

Net loss	---		---	---		---	---	(833)		(833)
Balance at December 31, 2007	---	$	---	174	$	---	$4,200	$(833)		$3,367

Issuance of common stock for cash to an officer and director at $0.0001 per share (par) September 22, 2008	---		---	146		---	730	---		730

Net loss	---		---	---		---	---	(3,105)		(3,105)
Balance at December 31, 2008	---	$	---	320	$	---	$4,930	$(3,938)		$992

Net loss	---		---	---		---	---	(993)		(993)
Balance at December 31, 2009	---	$	---	320	$	---	$4,930	$(4,930)	$	---

Net loss	---		---	---		---	---	---		---
Balance at December 31, 2010	---	$	---	320	$	---	$4,930	$(4,930)	$	---

Net loss	---		---	---		---	---	(1,858)		(1,858)
Balance at December 31, 2011	---	$	---	320	$	---	$4,930	$(6,788)		$(1,858)

Issuance of common stock to an officer and director at $0.01 per share for services and control on July 3, 2012	---		---	40,000		---	20,000,000	---		20,000,000

Issued common stock to various consultants for services on August 16, 2012 at $0.0015 per share. Shares were issued under the Stock Option Plan registered on Form S-8 with the SEC on August 8, 2012	---		---	6,000		---	450,000	---		450,000

Issued Series A Preferred stock to an officer and director for control on July 3, 2012 at $0.00001 (par)	1		---	---		---	---	---		---

Issued Series B Preferred stock to non-related parties for cash on July 10, 2012 at $2.50 per share	8,400	$	---	---	$	---	$21,000	$ ---		$21,000

Issued Series B Preferred stock to non-related parties for conversion of notes payable and accrued interest on Sep. 27, 2012 at $2.50 per share	76,268		1	---		---	190,669	---		190,670

The Company facilitated 1 to 50,000 reverse stock split declared effective on December 28, 2012 by FINRA adjustment for fractional shares	---		---	(32)		---	---	---		---

Net loss	---		---	---		---	---	(20,533,321)		(20,533,321)
Balance at December 31, 2012	84,669		$1	46,288	$	---	$20,666,599	$(20,540,109)		$126,491

See notes to audited financial statements

New Found Shrimp, Inc.
(A Development Stage Entity)

STATEMENTS OF CASH FLOWS

			April 26, 2007
			(Inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flows from operating activities:
Net (loss)	$(20,533,321)	$(1,858)	$(20,540,109)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	20,640,670	---	20,641,170
Changes in assets and liabilities:
Prepaid expense	(46,250)	---	(46,250)
Intangible Website	(75,000)	---	(75,000)
Accounts payable	2,265	2,000	4,265
Net cash (used in) provided by operating activities	(11,636)	142	(15,924)

Cash flows from financing activities:
Proceeds from notes payable	3,000	100	3,100
Proceeds from equity issuances	21,000	---	25,430
Net cash provided by financing activities	24,000	100	28,530

Net change in cash and cash equivalents	12,364	242	12,606

Cash and cash equivalents
Beginning of period	242	---	---
End of period	$12,606	$242	$12,606

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$ ---	$ ---	$ ---
Interest	$-	$ ---	$-

Non-cash transactions:	$20,640,670	$500	$20,641,170

See notes to unaudited financial statements

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

The Company was incorporated in the State of Indiana as a for-profit Company on April 26, 2007.  It is a development stage company in accordance with FASB ASC 915, Development Stage Entities.   The Company was formed to provide consultation to the aquatic farming industry.  The Company will provide consolidation opportunities for on-going and start up aquatic farming operations.  The Company’s approach will be to assist aquatic farming operations with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the farms.

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $12,606 and $242 at December 31, 2012 and 2011, respectively.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION

The Company derives revenue from consulting arrangements with clients.  Revenue is generated by hourly fee structure or fixed contract costs, based on expected time to complete, additionally, costs incurred may be billed, as defined by the contractual arrangements.  The Company follows ASC 605-, Revenue Recognition-The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $-0- in research and development costs for the period of April 26, 2007 (inception) through December 31, 2012.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2012 or December 31, 2011.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2012 and at December 31, 2011.  As of December 31, 2012 and at December 31, 2011, the Company had no dilutive potential common shares.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the periods ended December 31, 2012 and 2011 totaled $20,519,420 and $0, respectively.

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

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2012 the Company sustained a loss of $20,533,321 and for the period April 26, 2007 (Date of Inception) through December 31, 2012, the Company incurred losses of $20,540,109.  The net operating loss in the amount of $20,540,109, resulting from operating activities, result in deferred tax assets of approximately $6,983,637 at the effective statutory rates. Net operating loss carryforwards begin expiring in 2027. The deferred tax asset has been off-set by an equal valuation allowance.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS' EQUITY

On April 26, 2012 the Company, through approval of its Board of Directors, amended the Articles of Incorporation for the purpose of authorizing additional shares of common and preferred stock.  The amendment changed the authorized common shares from 150,000,000 to 10,000,000,000 with a par value of $0.00001 and authorized 100,000,000 shares of preferred stock with a par value of $0.00001.

COMMON STOCK

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

On July 3, 2012, the Company issued to David R. Cupp one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and forty thousand (40,000), post reverse split, shares of our Common Stock.  Mr. Cupp was issued the common stock and the Preferred A Stock in connection with and as consideration for his agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.  The Company valued the common stock at the market value, $.01 per share, for a total compensation value of $20,000,000.

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

On December 4, 2012 a Written Consent to Action without a Meeting form was executed by shareholders to facilitate the 1 to 50,000 reverse stock split.  On December 28, 2012 FINRA declared effective a One to Fifty Thousand (1-for-50,000) reverse split of our shares. The reverse split was approved by a majority of the holders of our outstanding share capital. The common shares and per share information included in the financial statements have been adjusted accordingly.

There were 46,288 and 16,000,000 shares of common stock issued and outstanding at December 31, 2012 and, 2011, respectively.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

PREFERRED STOCK

On July 3, 2012, the Company issued to David R. Cupp one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and forty thousand (40,000), post reverse split, shares of our Common Stock.  Mr. Cupp was issued the common stock and the Preferred A Stock in connection with and as consideration for his agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.  The Company valued the common stock at the market value, $.01 per share, for a total compensation value of $20,000,000.

On July 10, 2012 the Company issued 8,400 shares of Series B Preferred stock, par value of $0.00001, to non- related parties, in exchange for $21,000 cash ($2.50 per share) together with completed subscription agreements.

There were 84,699 and 0 shares of preferred stock issued and outstanding at December 31, 2012 and 2011, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

EQUITY TRANSACTIONS

The Company issued 5,000,000 shares to David Cupp, CEO and sole Director on September 30, 2007 at a par value of $500 in exchange for incorporation services.

The Company issued 7,300,000 shares to David Cupp, CEO and sole Director on September 22, 2008 for cash at a par value of $730 or $0.0001 per share.

On July 3, 2012, the Company issued to David R. Cupp one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and forty thousand (40,000), post reverse split, shares of our Common Stock.  Mr. Cupp was issued the common stock and the Preferred A Stock in connection with and as consideration for his agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.  The Company valued the common stock at the market value, $.01 per share, for a total compensation value of $20,000,000.

NOTES PAYABLE

On May 18, 2011 David Cupp loaned the Company $100 with no stated interest rate, payment terms and is due on demand.  Amounts due to related parties at December 31, 2012 and December 31, 2011 totaled $100.

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

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Brian Kistler, a non related party. The note states a 0% interest rate and no maturity date or repayment terms.	$1,000	0

Robin Hunt, a non related party. The note states a 0% interest rate and no maturity date or repayment terms.	2,000	0

Total notes payable	$3,000	0

Less current portion	$(3,000)	0

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.   Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.