Form 10-Q
period 2013-03-31
NEW FOUND SHRIMP INC
filed 2013-05-15
CIK 1409253

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-175692

New Found Shrimp, Inc.
(Name of small business issuer in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

20-8926549
(I.R.S. Employer Identification No.)

7830 Inishmore Dr. Indianapolis, IN 46214
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒. The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of May 7, 2013 was 46,288.

Part I. Financial Information

Item 1. Financial Statements.

New Found Shrimp, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$11,762	$12,606
Prepaid expenses	---	46,250
Total Current Assets	11,762	58,856

Non-current assets
Net Intangible assets	75,000	75,000

TOTAL ASSETS	$86,762	$133,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,825	$4,265
Note payable, related party	100	100
Note payable	3,000	3,000
Total Current Liabilities	5,925	7,365

TOTAL LIABILITIES	5,925	7,365

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Equity
Preferred stock: 100,000,000 authorized; $0.00001 par value
84,699 and 84,699 shares issued and outstanding, respectively	1	1
Common stock: 10,000,000,000 authorized; $0.00001 par value
46,288 and 46,288 shares issued and outstanding, respectively	---	---
Additional paid in capital	20,666,599	20,666,599
Accumulated deficit during development stage	(20,585,762)	(20,540,109)
Total Stockholders' Equity	80,837	126,491

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,762	$133,856

See notes to unaudited condensed financial statements

New Found Shrimp, Inc.
(A Development Stage Company)
Condensed Statements of Operations

			April 26, 2007
	For the Three Months Ended		(inception)
	March 31,		March 31,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)

Revenues	$ ---	$250	$2,000

Operating Expenses
Professional fees	46,334	5,000	20,570,137
Selling, general and administrative expense	(681)	45	6,955
Total operating expenses	45,653	5,045	20,577,092

Net loss from operations	(45,653)	(4,795)	(20,575,092)

Other income (expense)
Interest expense	---	---	(10,670)
Income taxes	---	---	---

Net loss	$(45,653)	$(4,795)	$(20,585,762)

Basic and diluted loss per share	$(0.99)	$(14.98)

Weighted average number of shares outstanding	46,288	320

See notes to unaudited condensed financial statements

New Found Shrimp, Inc.
(A Development stage Entity)
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
From inception (April 26, 2007) to March 31, 2013

							Deficit
							accumulated
						Additional	during the
	Preferred Stock		Common Stock			paid-in	development
	Shares	Par Value	Shares	Par Value		Capital	stage	Total

Balance at April 26, 2007 (inception)	—	$—	—		$—	$—	$—	$—

Issuance of common stock in payment of organizational expenses on behalf of the Company, June 30, 2007 at $0.0001 per share (par)	—	—	100		—	500	—	500

Sale of 74 shares of common stock to various investors at $0.001 per share, August 29, 2007	—	—	74		—	3,700	—	3,700

Net Loss	—	—	—		—	—	(833)	(833)

Balance at December 31, 2007	—	$—	174		$—	$4,200	$(833)	$3,367

Issuance of common stock for cash to an officer and director at $0.0001 per share (par), September 22, 2008	—	—	146		—	730	—	730

Net loss	—	—	—		—	—	$(3,105)	$(3,105)

Balance at December 31, 2008	—	$—	320		$—	$4,930	$(3,938)	$992

Net loss	—	—	—		—	—	$(993)	$(993)

Balance at December 31, 2009	—	$—	320	$		$4,930	$(4,930)	$—

Net loss	—	—	—		—	—	$—	$—

Balance at December 31, 2010	—	$—	320		$—	$4,930	$(4,930)	$—

Net loss	—	—	—		—	—	$(1,858)	$(1,858)

Balance at December 31, 2011	—	$—	320		$—	$4,930	$(6,788)	$(1,858)

Issuance of common stock to an officer and director at $0.01 per share for services and control on July 3, 2012	—	—	40,000		—	20,000,000	—	20,000,000

Issued common stock to various consultants for services on August 16, 2012 at $0.0015 per share. Shares were issued under the Stock Option Plan registered on Form S-8 with the SEC on August 8, 2012	—	—	6,000		—	450,000	—	450,000

Issued Series A Preferred stock to an officer and director for control on July 3, 2012 at $0.00001 (par)	1	—	—		—	—	—	—

Issued Series B Preferred stock to non-related parties for cash on July 10, 2012 at $2.50 per share	8,400	—	—		—	21,000	—	21,000

Issued Series B Preferred stock to non-related parties for conversion of notes payable and accrued interest on September 27, 2012 at $2.50 per share	76,268	1	—		—	190,669	—	190,670

The Company facilitated 1 to 50,000 reverse stock split declared effective on December 28, 2012 by FINRA, adjustment for fractional shares	—	—	(32)		—	—	—	—

Net loss	—	—	—		—	—	$(20,533,321)	$(20,533,321)

Balance at December 31, 2012	84,669	$1	46,288		$—	$20,666,599	$(20,540,109)	$126,491

Net loss	—	—	—		—	—	$(45,653)	$(45,653)

Balance at March 31, 2013	84,669	$1	46,288		$—	$20,666,599	$(20,585,762)	$80,838

See notes to unaudited condensed financial statements

New Found Shrimp, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			April 26, 2007
			(inception)
			through
	March 31,		March 31,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(45,653)	$(4,795)	$(20,585,762)
Adjustment to reconcile net loss to net
cash provided in operations:
Stock based compensation	—	—	20,641,170
Changes in assets and liabilities:
Prepaid expenses	46,250	—	—
Intangible Website	—	—	(75,000)
Accounts payable	(1,440)	3,000	2,825
Net Cash provided by operating activities	(843)	(1,795)	(16,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	2,000	3,100
Proceeds from equity issuances	—	—	25,430
Net Cash provided by financing activates	—	2,000	28,530

Net change in cash and cash equivalents	(843)	205	11,763

Cash and cash equivalents
Beginning of period	12,606	242	—
End of period	$11,763	$447	$11,763

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Non-cash transactions:	$—	$—	$20,641,170

See notes to unaudited condensed financial statements

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2013
(Unaudited)
NOTE 1. NATURE OF BUSINESS

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

The Company is headquartered in Indianapolis, Indiana.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section FASB ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at March 31, 2013 and December 31, 2012 were $11,762 and $12,606, respectively.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2013
(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2013 and December 31, 2012.

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
For the period ending March 31, 2013
(Unaudited)

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

Share-based expense for the periods ended March 31, 2013 and 2012 were $46,250 and $0, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2013. As of March 31, 2013, the Company had no dilutive potential common shares.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3. GOING CONCERN

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

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2013
(Unaudited)

NOTE 4. INCOME TAXES

At March 31, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $20,585,762 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $6,999,159, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $6,999,159.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 5. SHAREHOLDERS' EQUITY

COMMON STOCK

The Company has been authorized to issue 10,000,000,000 shares of common stock, $0.00001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

At March 31, 2013 and December 31, 2012 there were 46,288 shares of common stock issued and outstanding.

PREFERRED STOCK

The Company has been authorized to issue 100,000,000 shares of $0.00001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation.

At March 31, 2013 and December 31, 2012 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At March 31, 2013 and December 31, 2012 there was 84,668 shares of Series B Convertible Preferred Stock issued and outstanding.

NOTE 6. RELATED PARTY TRANSACTIONS

EQUITY TRANSACTIONS

The Company issued 100 shares to David Cupp, CEO and sole Director on September 30, 2007 at a par value of $500 in exchange for incorporation services.

The Company issued 146 shares to David Cupp, CEO and sole Director on September 22, 2008 for cash at a par value of $730 or $0.00001 per share.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2013
(Unaudited)

On July 3, 2012, the Company issued to David R. Cupp one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and 40,000 shares of our Common Stock. Mr. Cupp was issued the common stock and the Preferred A Stock in connection with and as consideration for his agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company. The Company valued the common stock at the market value, $500 per share, for a total compensation value of $20,000,000.

NOTES PAYABLE

On May 18, 2011 David Cupp loaned the Company $100 with no stated interest rate, payment terms and is due on demand. Amounts due to related parties at March 31, 2013 and December 31, totaled $100.

OTHER

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The Company has been provided office space by a member of the Board of Directors at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2013:

March 31, 2013
Demand note from Brian Kistler. The note has no stated interest rate and no maturity date.	$1,000

Demand note from Robin Hunt. The note has no stated interest rate and no maturity date.	2,000

Total notes payable	$3,000
Less Current Portion	(3,000)
Long-term Portion	$0

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued. Management has determined that there are no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of New Found Shrimp, Inc. for the period ended March 31, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

The Company planned the milestones over the next twelve months:

0-3 Months	• Create contact plan for current operational farms • Explore online marketing options • Interview producing aquatic farmers
4-6 Months
• Begin development of Online Marketing Website
• Hire photographer and determine farm operations to use for literature
• Continue design literature explaining our services
• Negotiate for online merchant account

7-9 Months	• Finish Website • Add content to website
10-12 Months	• Analyze online marketing and make necessary changes for increased exposure • Prepare for year 2 marketing

Any need for outside services in which we cannot provide will all be initially outsourced in order to cut costs by not having facilities in excess of our needs. The company will not attempt to establish relationships with providers of outsourcing services until the company will be able to utilize such services.

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012Annual Report on Form 10-K.

Results of Operations for three months ended March 31, 2013 and March 31, 2012

Revenues

Total Revenue. Total revenues for the three months ended March 31, 2013 and 2012 were $-0- and $250, respectively. The change was due to the consulting contract with New Opportunity Business Solutions ended in the first quarter of 2012 and no new contracts have been executed.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2013 and 2012 were $45,653 and $5,045, respectively. Total operating expenses primarily consisted of professional fees of $46,334 and $5,000, respectively. The change was due to consulting contracts that were fulfilled and expensed during the period.

Financial Condition

Total Assets. Total assets at March 31, 2013 and December 31, 2012 were $86,762 and $133,856, respectively. Total assets consist of cash of $11,762 and Intangible assets of $75,000. The change was due to a reduction in prepaid expense of $46,250 due to consulting contacts being fulfilled and expensed during the period.

Total Liabilities. Total liabilities at March 31, 2013 and December 31, 2012 were $5,925 and $7,365, respectively. Total liabilities consist of accounts payable of $2,825, notes payable of $3,000 and a note payable to the CEO of $100. The change is due to a reduction in accounts payable.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ended March 31, 2013 and 2012 of $45,653 and $4,795, respectively. The Company has an accumulated loss of $20,585,762 during the development stage, April 26, 2007 (date of inception) through March 31, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At March 31, 2013 we had working capital of $5,837. Our working capital is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2013 and 2012 was ($843) and ($1,795), respectively. Net cash used in operating activities for the development stage April 26, 2007 (date of inception) through March 31, 2013 was ($16,767). Net cash used in operating activities includes our net loss, accounts payable, prepaid expense and stock based compensation.

Net cash provided by financing activities for the three months ended March 31, 2013 and 2012 was $-0- and $2,000, respectively. Net cash provided by financing activities for the development stage April 26, 2007 (date of inception) through March 31, 2013 was $28,530. Net cash provided by financing activities includes the proceeds from stock sales of $28,530 and proceeds from notes payable of $3,100.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 3 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2013 and December 31, 2012.

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

Item 4. Controls and Procedures.

(a)           Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were ineffective.

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2012 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2013, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

		(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)**	XBRL Instance Document	Filed herewith
(101.SCH)**	XBRL Taxonomy Ext. Schema Document	Filed herewith
(101.CAL)**	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith
(101.DEF)**	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith
(101.LAB)**	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith
(101.PRE)**	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

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

NEW FOUND SHRIMP, INC.

NAME	TITLE	DATE

/s/ David Cupp	Principal Executive Officer, Principal Accounting Officer,	May 14, 2013
David Cupp	Chief Financial Officer, Secretary and Chairman of the Board of Directors