Form 10-Q
period 2013-09-30
NEW FOUND SHRIMP INC
filed 2013-11-01
CIK 1409253

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒. The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of October 23, 2013 was 46,288.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Condensed Financial Statements.	3

	Condensed Balance Sheets for the periods ending September 30, 2013 (unaudited) and December 31, 2012 (audited).	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2013, September 30, 2012 and the period April 26, 2007 (date of inception) through September 30, 2013 (unaudited).	4

	Condensed Statements of Changes in Shareholders’ Equity for the period April 26, 2007 (date of inception) through September 30, 2013 (unaudited).	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2013, September 30, 2012 and the period April 26, 2007 (date of inception) through September 30, 2013 (unaudited).	6

	Notes to Condensed Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	16

Item 4.	Controls and Procedures.	16

Part II. Other Information.

Item 1.	Legal Proceedings.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults Upon Senior Securities.	17

Item 4.	Mine Safety Disclosure.	17

Item 5.	Other Information.	17

Item 6.	Exhibits.	18

Signatures		20

Part I. Financial Information

Item 1. Financial Statements.

New Found Shrimp, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,497	$12,606
Prepaid expenses	---	46,250
Total Current Assets	3,497	58,856

Non-current assets
Net Intangible assets	75,000	75,000

TOTAL ASSETS	$78,497	$133,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$14,140	$4,265
Note payable, related party	100	100
Note payable	3,000	3,000
Total Current Liabilities	17,240	7,365

TOTAL LIABILITIES	17,240	7,365

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' Equity
Preferred stock: 100,000,000 authorized; $0.00001 par value
84,669 and 84,669 shares issued and outstanding, respectively	1	1
Common stock: 10,000,000,000 authorized; $0.00001 par value
46,288 and 46,288 shares issued and outstanding, respectively	---	---
Additional paid in capital	20,666,599	20,666,599
Accumulated deficit during development stage	(20,605,343)	(20,540,109)
Total Stockholders' Equity	61,257	126,491

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,497	$133,856

See notes to unaudited condensed financial statements

New Found Shrimp, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		April 26, 2007 (inception) through September 30,
	2013	2012	2013	2012	2013

Revenues	$—	$—	$—	$250	$2,000

Operating Expenses
Professional fees	(1,651)	20,597,096	65,649	20,639,707	20,589,452
Selling, general and administrative expense	45	1,016	(415)	2,242	7,221
Total operating expenses	(1,606)	20,598,112	65,234	20,641,949	20,596,673

Net loss from operations	1,606	(20,598,112)	(65,234)	(20,641,699)	(20,594,673)

Other income (expense)
Interest expense	—	29,386	—	(10,670)	(10,670)
Change in derivative	—	(7,824)	—	—	—
Income taxes	—	—	—	—	—

Net loss	$1,606	$(20,576,550)	$(65,234)	$(20,652,369)	$(20,605,343)

Basic and diluted loss per share	$(0.03)	$(444.23)	$(1.41)	$(445.86)

Weighted average number of
shares outstanding	46,288	46,320	46,288	46,320

See notes to unaudited condensed financial statements

New Found Shrimp, Inc.
(A Development stage Entity)
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
From inception (April 26, 2007) to September 30, 2013

							Deficit
							accumulated
						Additional	during the
	Preferred Stock		Common Stock			paid-in	development
	Shares	Par Value	Shares	Par Value		Capital	stage	Total

Balance at April 26, 2007 (inception)	—	$—	—		$—	$—	$—	$—

Issuance of common stock in payment of organizational expenses on behalf of the Company, June 30, 2007 at $0.0001 per share (par)	—	—	100		—	500	—	500

Sale of 74 shares of common stock to various investors at $0.001 per share, August 29, 2007	—	—	74		—	3,700	—	3,700

Net Loss	—	—	—		—	—	(833)	(833)

Balance at December 31, 2007	—	$—	174		$—	$4,200	$(833)	$3,367

Issuance of common stock for cash to an officer and director at $0.0001 per share (par), September 22, 2008	—	—	146		—	730	—	730

Net loss	—	—	—		—	—	$(3,105)	$(3,105)

Balance at December 31, 2008	—	$—	320		$—	$4,930	$(3,938)	$992

Net loss	—	—	—		—	—	$(993)	$(993)

Balance at December 31, 2009	—	$—	320	$		$4,930	$(4,930)	$—

Net loss	—	—	—		—	—	$—	$—

Balance at December 31, 2010	—	$—	320		$—	$4,930	$(4,930)	$—

Net loss	—	—	—		—	—	$(1,858)	$(1,858)

Balance at December 31, 2011	—	$—	320		$—	$4,930	$(6,788)	$(1,858)

Issuance of common stock to an officer and director at $0.01 per share for services and control on July 3, 2012	—	—	40,000		—	20,000,000	—	20,000,000

Issued common stock to various consultants for services on August 16, 2012 at $0.0015 per share. Shares were issued under the Stock Option Plan registered on Form S-8 with the SEC on August 8, 2012	—	—	6,000		—	450,000	—	450,000

Issued Series A Preferred stock to an officer and director for control on July 3, 2012 at $0.00001 (par)	1	—	—		—	—	—	—

Issued Series B Preferred stock to non-related parties for cash on July 10, 2012 at $2.50 per share	8,400	—	—		—	21,000	—	21,000

Issued Series B Preferred stock to non-related parties for conversion of notes payable and accrued interest on September 27, 2012 at $2.50 per share	76,268	1	—		—	190,669	—	190,670

The Company facilitated 1 to 50,000 reverse stock split declared effective on December 28, 2012 by FINRA, adjustment for fractional shares	—	—	(32)		—	—	—	—

Net loss	—	—	—		—	—	$(20,533,321)	$(20,533,321)

Balance at December 31, 2012	84,669	$1	46,288		$—	$20,666,599	$(20,540,109)	$126,491

Net loss	—	—	—		—	—	$(65,234)	$(65,234)

Balance at September 30, 2013	84,669	$1	46,288		$—	$20,666,599	$(20,605,343)	$61,257

See notes to unaudited condensed financial statements

New Found Shrimp, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

	Nine months ended September 30,		April 26, 2007 (inception) through September 30,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(65,234)	$(20,652,369)	$(20,605,343)
Adjustment to reconcile net loss to net
cash provided in operations:
Amortization of debt discount	—	—	—
Change in derivative	—	—	—
Stock based compensation	—	20,640,670	20,641,170
Changes in assets and liabilities:
Prepaid expenses	46,250	—	—
Intangible Website	—	—	(75,000)
Accounts payable	9,875	1,225	14,140
Accrued expense	—	—	—
Net Cash provided by operating activities	(9,109)	(10,474)	(25,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	3,000	3,100
Proceeds from equity issuances	—	21,000	25,430
Net Cash provided by financing activates	—	24,000	28,530

Net change in cash and cash equivalents	(9,109)	13,526	3,497

Cash and cash equivalents
Beginning of period	12,606	242	—
End of period	$3,497	$13,768	$3,497

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Non-cash transactions:	$—	$20,640,670	$20,641,170

See notes to unaudited condensed financial statements

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending September 30, 2013
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

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at September 30, 2013 and December 31, 2012 were $3,497 and $12,606, respectively.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending September 30, 2013
(Unaudited)

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

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at September 30, 2013 was $75,000.

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

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending September 30, 2013
(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2013 and December 31, 2012.

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

Share-based expense for the periods ended September 30, 2013 and 2012 were $0 and $20,640,670, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2013. As of September 30, 2013, the Company had no dilutive potential common shares.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending September 30, 2013
(Unaudited)

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 4. INCOME TAXES

At September 30, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $20,605,342 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $7,005,816, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $7,005,816.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company has open tax periods, subject to IRS audit for the years 2009 through 2012.

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

The Company effected a 1 to 50,000 reverse stock split, declared effective on December 28, 2012 by FINRA. All shares and per shares presented have been adjusted to reflect the reverse stock split.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending September 30, 2013
(Unaudited)

At September 30, 2013 and December 31, 2012 there were 46,288 shares of common stock issued and outstanding.

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

Series A: The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.

Series B: The certificate of designation for the Preferred B Stock provides that as a class shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. Each share of Series B Preferred Stock shall be convertible, at any time, and/or from time to time, into the number of shares of the Corporation’s Common Stock, par value $0.00001 per share, equal to the price of the Series B Preferred Stock, divided by the par value of the Common Stock, subject to adjustment as may be determined by the Board of Directors from time to time (the “Conversion Rate”).

At September 30, 2013 and December 31, 2012 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At September 30, 2013 and December 31, 2012 there were 84,668 shares of Series B Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

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

NOTES PAYABLE

On May 18, 2011 David Cupp loaned the Company $100 with no stated interest rate, payment terms and is due on demand. Amounts due to related parties at September 30, 2013 and December 31, 2012 totaled $100, respectively.

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

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending September 30, 2013
(Unaudited)

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2013:

September 30, 2013
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

NOTE 9. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued, which is the date of filing with the Securities and Exchange Commission. Management has determined that there are no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of New Found Shrimp, Inc. for the period ended September 30, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for three months ended September 30, 2013 and September 30, 2012

Revenues

Total Revenue. Total revenues for the three months ended September 30, 2013 and 2012 were $-0- and $-0-, respectively.

Expenses

Total Expenses. Total expenses for the three months ended September 30, 2013 and 2012 were ($1,606) and $20,598,112, respectively. Total expenses consisted of professional fees of ($1,651) and $20,597,096, selling, general and administrative expenses of $45 and $1,016, interest expense of $-0- and ($29,386) and change in derivative of $-0- and $7,824, respectively. Negative professional fees were the results of amended contractual agreement. The change was due to consulting contracts that were fulfilled and expensed during the period ending September 30, 2012.

Results of Operations for nine months ended September 30, 2013 and September 30, 2012

Revenues

Total Revenue. Total revenues for the nine months ended September 30, 2013 and 2012 were $-0- and $250, respectively. The change was due to the consulting contract with New Opportunity Business Solutions ended in the first quarter of 2012 and no new contracts have been executed.

Expenses

Total Expenses. Total expenses for the nine months ended September 30, 2013 and 2012 were $65,233 and $20,641,949, respectively. Total expenses consisted of professional fees of $65,649 and $20,639,707, selling, general and administrative expense of ($416) and $2,242 and interest expense of $-0- and $10,670, respectively. The change was due to consulting contracts that were fulfilled and expensed during the period.

Financial Condition

Total Assets. Total assets at September 30, 2013 and December 31, 2012 were $78,497 and $133,856, respectively. Total assets consist of cash of $3,497 and Intangible assets of $75,000. The change was due to a reduction in prepaid expense of $46,250 due to consulting contacts being fulfilled and expensed during the period.

Total Liabilities. Total liabilities at September 30, 2013 and December 31, 2012 were $17,240 and $7,365, respectively. Total liabilities consist of accounts payable of $14,140, notes payable of $3,000 and a note payable to the CEO of $100. The change is due to an increase in accounts payable.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ended September 30, 2013 and 2012 of $65,233 and $20,652,369, respectively. The Company has an accumulated loss of $20,605,342 during the development stage, April 26, 2007 (date of inception) through September 30, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At September 30, 2013 we had working capital deficit of $13,743. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was ($9,109) and ($10,474), respectively. Net cash used in operating activities for the development stage April 26, 2007 (date of inception) through September 30, 2013 was ($25,033). Net cash used in operating activities includes our net loss, accounts payable, prepaid expense.

Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was $-0- and $24,000, respectively. Net cash provided by financing activities for the development stage April 26, 2007 (date of inception) through September 30, 2013 was $28,530. Net cash provided by financing activities includes the proceeds from stock sales of $25,430 and proceeds from notes payable of $3,100.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2013 and December 31, 2012.

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

Item 4. Controls and Procedures.

(a)           Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were ineffective.

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2012 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2013, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

	(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

(10.0)	Material Contracts

	(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

	(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith

(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10-Qfiled with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company’s Form S-1Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company’s Form S-1Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Qfiled with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company’s Form 10-Qfiled with the Securities and Exchange Commission on May 14, 2012

14.0	Incorporated by reference herein to the Company’s Form S-1Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FOUND SHRIMP, INC.

October 30, 2013	By:	/s/ David Cupp
David Cupp
Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors