Form 10-K
period 2013-12-31
NEW FOUND SHRIMP INC
filed 2014-03-31
CIK 1409253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00001 par value
(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

35,040,000 as of March 28, 2014, per Transfer Agent, VStock Transfer, LLC, 77 Spruce Street, Ste 201, Cedarhurst, NY 11516.

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
Fiscal Year Ended December 31, 2013

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of New Found Shrimp, Inc. for the year ended December 31, 2013 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

We have conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of various aquatic farm projects.

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
The United States population is vast, with an annual shrimp consumption of approximately 1.25 billion pounds, approximately 4 pounds per capita. The current average wholesale cost for frozen and delivered shrimp is $3 to $5 per pound, depending on quality and season,. The target market for the Company is to establish assist the establishment of production facilities and distribution networks in metropolitan areas of the United States, as well as international distribution networks through Joint Venture partnerships throughout the world. This should allow the Company to capture a significant portion of shrimp sales by offering locally grown, environmentally “green”, naturally grown, fresh shrimp at competitive wholesale prices.

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

●	Increase Sales. Our growth strategy is to increase our Sales volume by expanding our presence in our current geographic markets and by entering new geographic markets.
●
Internal Growth. We intend to continue to recruit highly-qualified sales professionals and support staff. Our compensation plan will include stock options and stock bonuses for production enhancing our ability to recruit and retain key employees.

In executing our business strategy, we focus on the following elements:

●
Leveraging Technology to Maximize Efficiency. We utilize the internet to give our clients easy access to our company. We will continue to utilize technology to reduce operating costs, improve communication with clients, and centralize data among our branch operations.

●
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

As of February 25, 2014 there were 414 shareholders of record of our common stock.

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

4-6 Months
•     Begin development of Online Marketing Website
•     Hire photographer and determine farm operations to use for literature
•     Continue design literature explaining our services
•     Negotiate for online merchant account

7-9 Months	• Finish Website • dd content to website

10-12 Months	• Analyze online marketing and make necessary changes for increased exposure • Prepare for year 2 marketing

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

Results of Operations for the year ended December 31, 2013 and December 31, 2012

New Found Shrimp, Inc. (The Company) was organized as of April 26, 2007. Due to the limited operations during April 26, 2007 (date of inception) through the year ended December 31, 2013, the results of operations for the year ended December 31, 2013 and 2012 are not comparable.

Revenues

Total Revenue. Total revenues for the years ended December 31, 2013 and 2012 were $-0- and $250, respectively. Total revenues consist of consulting fees earned.

Expenses

Total Expenses. Total expenses for the years ended December 31, 2013 and 2012 were $122,089 and $20,533,321, respectively. Total expenses consisted of professional fees of $67,089 and $20,520,323, selling, general and administrative expenses of $0 and $2,578, interest expense of $-0- and $10,670 and impairment loss of $55,000 and $-0-, respectively. Negative professional fees were the results of amended contractual agreement. The change was due to consulting contracts that were fulfilled and expensed during the period ending September 30, 2012 and the cancellation of the website development due to non performance.

Financial Condition

Total Assets. Total assets at December 31, 2013 and 2012 were $712 and $133,856, respectively. Total assets consist of cash of $712. The change was due to a reduction in prepaid expenses of $46,250 due to consulting contracts being fulfilled and expensed during the year and the impairment of website development of $75,000.

Total Liabilities. Total liabilities at December 31, 2013 and 2012 were $16,013 and $7,365, respectively. Total liabilities consist of accounts payable of $12,913, note payable to unrelated party of $3,000 and a note payable to the CEO of $100. The change is due to an increase in accounts payable.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the years ended December 31, 2013 and 2012 of $122,089 and $20,533,321, respectively. The Company has an accumulated loss of $20,662,198 during the development stage, April 26, 2007 (date of inception) through December 31, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At December 31, 2013 we had working capital deficit of $15,300. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ended December 31, 2013 and 2012 was $7,809 and ($11,636), respectively. Net cash used in operating activities for the development stage April 26, 2007 (date of inception) through December 31, 2013 was ($8,115). Net cash used in operating activities includes our net loss, accounts payable, prepaid expense and impairment of website development.

Net cash provided by financing activities for the years ended December 31, 2013 and 2012 was ($19,702)- and $24,000, respectively. Net cash provided by financing activities for the development stage April 26, 2007 (date of inception) through December 31, 2013 was $8,828. Net cash provided by financing activities includes the proceeds from stock sales of $5,728 and proceeds from notes payable of $3,100.

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

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2013.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 17, 2012 our original auditor from inception, Peter Messineo CPA (“PM”) joined the firm now known as DKM Certified Public Accountants (“DKM”), who became our public registered accounting firm. Their report on our December 31, 2012 was dated April 15, 2013. On April 16, 2013 the Company was notified of termination of the agreement between PM and DKM. An 8-K was filed, upon the election of the Board of Directors, for change to Messineo & Co., CPAs, LLC (“M&Co”); the successor of the original independent registered audit firm registration of PM.

The reports of DKM as of and for the fiscal years ended December 31, 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2012, and through each subsequent period, there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in connection with their report on the financial statements for such years.

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

As of December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Name	Age	Position

David R. Cupp	35	President, Secretary and Chairman of the Board of Directors (1)

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2013, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)				($)	($)

David R. Cupp (1), President	2012	-0-	-0-	40,001	-0-	-0-	-0-	-0-	-0-
David R. Cupp (1), President	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Chairman of the Board of Directors

(1)
There is no employment contract with Mr. Cupp at this time. Nor are there any agreements for compensation in the future. A salary and stock option and/or warrants program may be developed in the future

(2)	The restricted stock was valued at the last trade price on the day of issuance in accordance with ASC 718.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)(2)	(h)
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)

David R. Cupp	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2013, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)

Common Stock	David R. Cupp 7830 Inishmore Dr. Indianapolis, IN 46241	40,000	0.001%

Common Stock	All Executive Officers and Directors as a Group (1)	40,000	0.001%

(1)	The percentages are based on of 46,288 shares of common stock issued and outstanding as of the date of this report
(2)	A total of 35,040,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

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

Item 14. Principal Accounting Fees and Services

	2013	2012
Audit fees	5,000	4,750
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors, which consists of our sole director only.

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

NEW FOUND SHRIMP, INC.

NAME	TITLE	DATE

/s/ David Cupp	Principal Executive Officer,	March 31, 2014
David Cupp	Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
New Found Shrimp, Inc.

We have audited the accompanying balance sheet of New Found Shrimp, Inc. as of December 31, 2013 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and the period April 26, 2007 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2012 financial statements were audited by a predecessor independent registered accounting firm that issued an unqualified opinion on April 15, 2013, except for substantial doubt for the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Found Shrimp, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the period April 26, 2007 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co., CPAs, LLC
Clearwater, Florida
March 31, 2014

2451 N McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Toll Free: (855) 334-0934 Main: (727) 444-1901 Cell: (727) 452-4803

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
New Found Shrimp, Inc.
Indianapolis, IN

We have audited the accompanying balance sheet of New Found Shrimp, Inc. as of December 31, 2012 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and the period April 26, 2007 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Found Shrimp, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period April 26, 2007 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

DKM Certified Public Accountants
Clearwater, Florida
April 15, 2013

New Found Shrimp, Inc.
(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2013	2012
	(audited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$712	$12,606
Prepaid Expense	---	46,250
Total Current Assets	712	58,856

Non-current Assets
Net Intangible Assets	---	75,000
TOTAL ASSETS	$712	$133,856

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$12,913	$4,265
Note payable, related party	100	100
Note payable	3,000	3,000
Total Current Liabilities	16,013	7,365

TOTAL LIABILITIES	16,013	7,365

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Equity (Deficit)
Preferred stock: 100,000,000 authorized; $0.00001 par value
76,648 and 84,669 shares issued and outstanding, respectively	1	1
Common stock: 10,000,000,000 authorized; $0.00001 par value
35,040,000 and 46,288 shares issued and outstanding, respectively	350	---
Additional paid in capital	20,646,546	20,666,599
Accumulated deficit during development stage	(20,662,198)	(20,540,109)
Total stockholders' equity (deficit)	(15,301)	126,491

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$712	$133,856

See notes to audited financial statements

New Found Shrimp, Inc.
(A Development Stage Entity)

STATEMENTS OF OPERATIONS

			April 26, 2007
			(Inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2013	2012	2013
Revenues:
Net sales	$ ---	$250	$2,000
Total revenues	$ ---	$250	$2,000

Cost and expenses:
Professional fees	67,089	20,520,323	20,591,263
Impairment loss	55,000		55,000
Selling, general & administrative expenses	---	2,578	7,265
Total operating expenses	122,089	20,522,901	20,653,528
Income (loss) from Operations	(122,089)	(20,522,651)	(20,596,528)

Other income (expense)
Interest expense	---	(10,670)	(10,670)
Income tax	---	---	---
Net income (loss)	$(122,089)	$(20,533,321)	$(20,662,198)

Income (loss) per common shares – basic and diluted	$(0.05)	$(443.60)

Basic and diluted weighted average number of Common shares outstanding	2,588,974	46,288

See notes to audited financial statements

New Found Shrimp, Inc.
(A Development Stage Entity)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
From inception (April 26, 2007) to December 31, 2013

								Deficit accumulated
							Additional	during the
	Preferred Stock			Common Stock			paid-in	development
	Shares	Par Value		Shares	Par Value		Capital	Stage	Total

Balance at April 20, 2007 (inception)	---	$	---	---	$	---	$ ---	$ ---	$	---

Issuance common stock in payment of organizational expenses on behalf of the Company, June 30, 2007 at $0.0001 per share (par)	---		---	100		---	500	---		500

Sale of 3,700,000 shares of common stock to various investors at $0.001 per share, August 20, 2007	---		---	74		---	3700	---		3,700

Net loss	---		---	---		---	---	(833)		(833)
Balance at December 31, 2007	---	$	---	174	$	---	$4,200	$(833)		$3,367

Issuance of common stock for cash to an officer and director at $0.0001 per share (par) September 22, 2008	---		---	146		---	730	---		730

Net loss	---		---	---		---	---	(3,105)		(3,105)
Balance at December 31, 2008	---	$	---	320	$	---	$4,930	$(3,938)		$992

Net loss	---		---	---		---	---	(993)		(993)
Balance at December 31, 2009	---	$	---	320	$	---	$4,930	$(4,930)	$	---

Net loss	---		---	---		---	---	---		---
Balance at December 31, 2010	---	$	---	320	$	---	$4,930	$(4,930)	$	---

Net loss	---		---	---		---	---	(1,858)		(1,858)
Balance at December 31, 2011	---	$	---	320	$	---	$4,930	$(6,788)		$(1,858)

Issuance of common stock to an officer and director at $0.01 per share for services and control on July 3, 2012	---		---	40,000		---	20,000,000	---		20,000,000

Issued common stock to various consultants for services on August 16, 2012 at $0.0015 per share. Shares were issued under the Stock Option Plan registered on Form S-8 with the SEC on August 8, 2012	---		---	6,000		---	450,000	---		450,000

Issued Series A Preferred stock to an officer and director for control on July 3, 2012 at $0.00001 (par)	1		---	---		---	---	---		---

New Found Shrimp, Inc.
(A Development Stage Entity)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
From inception (April 26, 2007) to December 31, 2013

Deficit accumulated
				Additional	during the
Preferred Stock		Common Stock		paid-in	development
Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Issued Series B Preferred stock to non-related parties for cash on July 10, 2012 at $2.50 per share	8,400	$	---	---	$	---	$21,000	$	---	$21,000

Issued Series B Preferred stock to non-related parties for conversion of notes payable and accrued interest on Sep. 27, 2012 at $2.50 per share	76,268		1	---		---	190,669		---	190,670

The Company facilitated 1 to 50,000 reverse stock split declared effective on December 28, 2012 by FINRA adjustment for fractional shares	---		---	(32)		---	---		---	---

Net loss	---		---	---		---	---		(20,533,321)	(20,533,321)
Balance at December 31, 2012	84,669		$1	46,288	$	---	$20,666,599		$(20,540,109)	$126,491

Cancellation of 8,000 shares of Series B Preferred stock due to non performance of contract on November 5, 2013	(8,000)		---	---		---	(20,000)		---	(20,000)

On December 4, 2013 the Company issued 29,743,712 shares of restricted common stock to Davisson and Associates escrow to facilitate an anticipated acquisition.	---		---	29,743,712		297	---		---	297

The Company converted 21 shares of Series B Preferred stock from non-related parties into 5,250,000 shares of unrestricted common stock at par $0.00001 on December 9, 2013	(21)		---	5,250,000		53	(53)		---	---

Net loss	---		---	---		---	---		(122,089)	(122,089)

Balance at December 31, 2013	76,648		$1	35,040,000		$350	$20,646,546		$(20,662,198)	$(15,301)

See notes to audited financial statements

New Found Shrimp, Inc.
(A Development Stage Entity)

STATEMENTS OF CASH FLOWS

				April 26, 2007
				(Inception)
	Year Ended	Year Ended		Through
	December 31,	December 31,		December 31,
	2013	2012		2013

Cash flows from operating activities:
Net (loss)	$(122,089)		$(20,533,321)	$(20,662,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	---		20,640,670	20,641,170
Impairment if intangible website	55,000		---	55,000
Escrow costs	297		---	297
Changes in assets and liabilities:
Prepaid expense	46,250		(46,250)	---
Intangible website	---		(75,000)	(75,000)
Accounts payable	8,648		2,265	12,913
Net cash (used in) provided by operating activities	11,894		(11,636)	(27,818)

Cash flows from financing activities:
Proceeds from notes payable	---		3,000	3,100
Proceeds from equity issuances	---		21,000	25,430
Net cash provided by financing activities	---		24,000	28,530

Net change in cash and cash equivalents	(11,893)		12,364	712

Cash and cash equivalents
Beginning of period	12,606		242	---
End of period	$712		$12,606	$712

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$ ---	$	---	$ ---
Interest	$ ---	$	---	$ ---

Non-cash transactions:
Cancelation of share agreement	$20,000	$	---	$20,000

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

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $712 and $12,606 at December 31, 2013 and 2012, respectively.

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

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at December 31, 2013 and 2012 was $-0- and $75,000, respectively.

IMPAIRMENT OF LONG- LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-0 through 15-5, Impairment or Disposal of Long- Lived Assets. At December 31, 2013 the Company recorded an impairment loss of $55,000 for the development of a website due to non performance.

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

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the period of April 26, 2007 (inception) through December 31, 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2013 or December 31, 2012.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2013 and at December 31, 2012. As of December 31, 2013 and at December 31, 2012, the Company had no dilutive potential common shares.

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

Share-based expense for the periods ended December 31, 2013 and 2012 totaled $-0- and $20,640,670, respectively.

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

NOTE 4. INCOME TAXES

At December 31, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $20,662,198 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $7,025,147, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $7,025,147.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company has open tax periods, subject to IRS audit for the years 2009 through 2013.

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

On December 4, 2013 the Company issued 29,743,712 shares of restricted common stock to Davisson and Associates escrow to facilitate an anticipated acquisition. The shares have been issued in certificate form in trust. In the event that the acquisition is not consummated, the shares will be returned into escrow, less fees incurred. There has been no expense or change in control recognized. We anticipate the completion of the acquisition in subsequent period.

NEW FOUND SHRIMP, INC.
(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

During the month of December the Company allowed several non-related parties to convert a total of 21 shares of Series B Preferred stock into 5,250,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

At December 31, 2013 and December 31, 2012 there were 35,040,000 and 46,288 shares of common stock issued and outstanding, respectively.

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

On November 5, 2013 the Company cancelled 8,000 shares of Series B Preferred stock from a non-related party for non performance of a contract.

During the month of December the Company allowed several non-related parties to convert a total of 21 shares of Series B Preferred stock into 5,250,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

At December 31, 2013 and December 31, 2012 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At December 31, 2013 and December 31, 2012 there were 76,647 and 84,668 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012

Demand note from Brian Kistler. The note has no stated interest rate and no maturity date.		$1,000	1,000

Demand note from Robin Hunt. The note has no stated interest rate and no maturity date.		2,000	2,000

Total notes payable		$3,000	3,000
Less current portion		(3,000)	(3,000)
Long-term potion	$	---	---

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