Form 10-Q
period 2014-03-31
Innovate Building Systems, Inc.
filed 2014-05-02
CIK 1409253

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-175692

Innovate Building Systems, Inc.
(Name of small business issuer in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

20-8926549
(I.R.S. Employer Identification No.)

7830 Inishmore Dr. Indianapolis, IN 46214
 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (317) 652-3077

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of April 28, 2014 was 35,040,000.

Part I. Financial Information

Item 1. Financial Statements.

Innovate Building Systems, Inc. f/k/a New Found Shrimp, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$668	$712
Total Current Assets	668	712

TOTAL ASSETS	$668	$712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$17,268	$12,913
Note payable, related party	100	100
Note payable	6,647	3,000
Total Current Liabilities	24,015	16,013

TOTAL LIABILITIES	24,015	16,013

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Equity
Preferred stock: 100,000,000 authorized; $0.00001 par value
76,648 and 76,648 shares issued and outstanding, respectively	1	1
Common stock: 10,000,000,000 authorized; $0.00001 par value
35,040,000 and 35,040,000 shares issued and outstanding, respectively	350	350
Additional paid in capital	20,646,546	20,646,546
Accumulated deficit during development stage	(20,670,245)	(20,662,198)
Total Stockholders' Equity	(23,347)	(15,301)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$668	$712

See notes to unaudited condensed financial statements

Innovate Building Systems, Inc. f/k/a New Found Shrimp, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	For the Three Months Ended		April 26, 2007 (inception)
	March 31,		March 31,
	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)

Revenues	$ ---	$ ---	$2,000

Operating Expenses
Professional fees	8,001	46,334	20,599,264
Selling, general and administrative expense	45	(681)	7,310
Impairment loss	---	---	55,000
Total operating expenses	8,046	45,653	20,661,574

Net loss from operations	(8,046)	(45,653)	(20,661,574)

Other income (expense)
Interest expense	---	---	(10,670)
Income taxes	---	---	---

Net loss	$(8,046)	$(45,653)	$(20,670,244)

Basic and diluted loss per share	$(0.00)	$(0.99)

Weighted average number of shares outstanding	35,040,000	46,288

See notes to unaudited condensed financial statements

Innovate Building Systems, Inc. f/k/a New Found Shrimp, Inc. (A Development Stage Entity) STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT From inception (April 26, 2007) to March 31, 2014

	Preferred Stock			Common Stock			Additional paid-in	Deficit accumulated during the development
	Shares	Par Value		Shares	Par Value		Capital	Stage	Total

Balance at April 20, 2007 (inception)	---	$	---	---	$	---	$ ---	$ ---	$	---

Issuance common stock in payment of organizational expenses on behalf of the Company, June 30, 2007 at $0.0001 per share (par)	---		---	100		---	500	---		500

Sale of 3,700,000 shares of common stock to various investors at $0.001 per share, August 20, 2007	---		---	74		---	3700	---		3,700

Net loss	---		---	---		---	---	(833)		(833)
Balance at December 31, 2007	---	$	---	174	$	---	$4,200	$(833)		$3,367

Issuance of common stock for cash to an officer and director at $0.0001 per share (par) September 22, 2008	---		---	146		---	730	---		730

Net loss	---		---	---		---	---	(3,105)		(3,105)
Balance at December 31, 2008	---	$	---	320	$	---	$4,930	$(3,938)		$992

Net loss	---		---	---		---	---	(993)		(993)
Balance at December 31, 2009	---	$	---	320	$	---	$4,930	$(4,930)	$	---

Net loss	---		---	---		---	---	---		---
Balance at December 31, 2010	---	$	---	320	$	---	$4,930	$(4,930)	$	---

Net loss	---		---	---		---	---	(1,858)		(1,858)
Balance at December 31, 2011	---	$	---	320	$	---	$4,930	$(6,788)		$(1,858)

Issuance of common stock to an officer and director at $0.01 per share for services and control on July 3, 2012	---		---	40,000		---	20,000,000	---		20,000,000

Issued common stock to various consultants for services on August 16, 2012 at $0.0015 per share. Shares were issued under the Stock Option Plan registered on Form S-8 with the SEC on August 8, 2012	---		---	6,000		---	450,000	---		450,000

Innovate Building Systems, Inc.

f/k/a New Found Shrimp, Inc.

 (A Development Stage Entity)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
From inception (April 26, 2007) to March 31, 2014

	Preferred Stock			Common Stock			Additional paid-in	Deficit accumulated during the development
	Shares	Par Value		Shares	Par Value		Capital	Stage	Total

Issued Series A Preferred stock to an officer and director for control on July 3, 2012 at $0.00001 (par)	1		---	---		---	---	---	---

Issued Series B Preferred stock to non-related parties for cash on July 10, 2012 at $2.50 per share	8,400	$	---	---	$	---	$21,000	$ ---	$21,000

Issued Series B Preferred stock to non-related parties for conversion of notes payable and accrued interest on Sep. 27, 2012 at $2.50 per share	76,268		1	---		---	190,669	---	190,670

The Company facilitated 1 to 50,000 reverse stock split declared effective on December 28, 2012 by FINRA adjustment for fractional shares	---		---	(32)		---	---	---	---

Net loss	---		---	---		---	---	(20,533,321)	(20,533,321)
Balance at December 31, 2012	84,669		$1	46,288	$	---	$20,666,599	$(20,540,109)	$126,491

Cancellation of 8,000 shares of Series B Preferred stock due to non performance of contract on November 5, 2013	(8,000)		---	---		---	(20,000)	---	(20,000)

On December 4, 2013 the Company issued 29,743,712 shares of restricted common stock to Davisson and Associates escrow to facilitate an anticipated acquisition.	---		---	29,743,712		297	---	---	297

The Company converted 21 shares of Series B Preferred stock from non-related parties into 5,250,000 shares of unrestricted common stock at par $0.00001 on December 9, 2013	(21)		---	5,250,000		53	(53)	---	---

Net loss	---		---	---		---	---	(122,089)	(122,089)

Balance at December 31, 2013	76,648		$1	35,040,000		$350	$20,646,546	$(20,662,198)	$(15,301)

Net loss	---		---	---		---	---	(8,046)	(8,046)

Balance at March 31, 2014	76,648		$1	35,040,000		$350	$20,646,546	$(20,670,244)	$(23,347)

See notes to unaudited condensed financial statements

Innovate Building Systems, Inc. f/k/a New Found Shrimp, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

	March 31,				April 26, 2007 (inception) through March 31,
	2014		2013		2014
	(unaudited)		(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(8,046)		$(45,653)	$(20,670,244)
Adjustment to reconcile net loss to net cash provided in operations:
Stock based compensation		---		---	20,641,170
Impairment of intangible website		---		---	55,000
Escrow costs		---		---	297
Changes in assets and liabilities:
Prepaid expenses		---		46,250	---
Intangible Website		---		---	(75,000)
Accounts payable		4,355		(1,440)	17,268
Net Cash provided by operating activities		(3,691)		(843)	(31,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		3,647		---	6,747
Proceeds from equity issuances		---		---	25,430
Net Cash provided by financing activates		---		---	32,177

Net change in cash and cash equivalents		(44)		(843)	668

Cash and cash equivalents
Beginning of period		712		12,606	---
End of period		$668		$11,763	$668

Supplemental cash flow information
Cash paid for interest	$	---	$	---	$ ---
Cash paid for taxes	$	---	$	---	$ ---

Non-cash transactions:	$	---	$	---	$20,000

See notes to unaudited condensed financial statements

INNOVATE BUILDING SYSTEMS, INC.
f/k/a New Found Shrimp, Inc.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

NOTE 1. NATURE OF BUSINESS

The Company was incorporated in the State of Indiana as a for-profit Company on April 26, 2007. On June 26, 2012 the Company changed its domicile to the State of Florida. It is a development stage company in accordance with FASB ASC 915, Development Stage Entities. The Company was formed to provide consultation to the aquatic farming industry. The Company will provide consolidation opportunities for on-going and start up aquatic farming operations. The Company’s approach will be to assist aquatic farming operations with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the farms.

The Company is headquartered in Indianapolis, Indiana.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at March 31, 2014 and December 31, 2013 were $668 and $712, respectively.

INNOVATE BUILDING SYSTEMS, INC.
f/k/a New Found Shrimp, Inc.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INNOVATE BUILDING SYSTEMS, INC.
f/k/a New Found Shrimp, Inc.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2014 and December 31, 2013.

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

Share-based expense for the periods ended March 31, 2014 and 2013 were $-0- and $-0-, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2014. As of March 31, 2014, the Company had no dilutive potential common shares.

INNOVATE BUILDING SYSTEMS, INC.
f/k/a New Found Shrimp, Inc.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
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

At March 31, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of $20,670,245 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $7,027,883, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $7,027,883.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company has open tax periods, subject to IRS audit for the years 2009 through 2013.

INNOVATE BUILDING SYSTEMS, INC.
f/k/a New Found Shrimp, Inc.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

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

At March 31, 2014 and December 31, 2013 there were 35,040,000 and 35,040,000 shares of common stock issued and outstanding, respectively.

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

INNOVATE BUILDING SYSTEMS, INC.
f/k/a New Found Shrimp, Inc.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

At March 31, 2014 and December 31, 2013 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At March 31, 2014 and December 31, 2013 there were 76,647 and 76,647 shares of Series B Convertible Preferred Stock issued and outstanding, respectively. The holders of the preferred shares, series B have waived their right of conversion until such time that the Board of Directors approves such conversions, in consideration of shares authorized.

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

NOTES PAYABLE

On May 18, 2011 David Cupp loaned the Company $100 with no stated interest rate, payment terms and is due on demand. Amounts due to related parties at March 31, 2014 and December 31, 2013 totaled $100.

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

INNOVATE BUILDING SYSTEMS, INC.
f/k/a New Found Shrimp, Inc.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Demand note from Brian Kistler. The note has no stated interest rate and no maturity date.		$4,647		$1,000

Demand note from Robin Hunt. The note has no stated interest rate and no maturity date.		2,000		2,000

Total notes payable		$6,647		$3,000
Less current portion		(6,647)		(3,000)
Long-term potion	$	---	$	---

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9. SUBSEQUENT EVENTS

On April 8, 2014, Innovate Building Systems, Inc. f/k/a New Found Shrimp, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from “New Found Shrimp, Inc.” to “Innovate Building Systems, Inc.” (the “Name Change”). The Amendment was effective in the State of Florida as of April 9, 2014 and received FINRA approval on April 22, 2014. The financial statements retroactively present the new name of the entity.

On April 22, 2014 the Board of Directors of the Company has appointed Malcolm Alexander as a director, effective immediately.

Subsequent events have been evaluated through the date the financial statements were issued, considered to be the date of filing with the Securities and Exchange Commission. Management has determined that there are no additional subsequent events to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Innovate Building Systems, Inc. f/k/a New Found Shrimp, Inc. for the period ended March 31, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Our Business Overview

Innovate Building Systems, Inc. f/k/a New Found Shrimp, Inc., a Florida corporation (the "Company"), provides marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

Plan of Operation

Our plan of operation for the next twelve months will be to expand our client base. We daily market our consulting services to small and medium size businesses that are focused on the aquaculture industry. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. The Company does intend to continue to use the income from our current client to continue to meet our operating expenses. We do not have need for the purchase of any property or equipment at this time. The Company will not have any significant changes in the current number of employees.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

Results of Operations for three months ended March 31, 2014 and March 31, 2013

Revenues

Total Revenue. Total revenues for the three months ended March 31, 2014 and 2013 were $-0- and $-0-, respectively.

Expenses

Total Expenses. Total operating expenses for the three months ended March 31, 2014 and 2013 were $8,046 and $45,653, respectively. Total expenses consisted of professional fees of $8,001 and $46,334 and selling, general and administrative expenses of $45 and $(681), respectively. The change was due to consulting contracts that were fulfilled and expensed during the period ending March 31, 2013.

Financial Condition

Total Assets. Total assets at March 31, 2014 and December 31, 2013 were $668 and $712, respectively. Total assets consist of cash. The change was due to banking fees.

Total Liabilities. Total liabilities at March 31, 2014 and December 31, 2013 were $24,015 and $16,013, respectively. Total liabilities consist of accounts payable of $17,268 and $12,913, notes payable of $6,647 and $3,000 and a note payable to the CEO of $100 and $100, respectively. The change is due to a increase in accounts payable and notes payable.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ended March 31, 2014 and 2013 of $8,046 and $45,653, respectively. The Company has an accumulated loss of $20,670,244 during the development stage, April 26, 2007 (date of inception) through March 31, 2014. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At March 31, 2014 we had working capital deficit of $23,347. Our working capital is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was ($3,691) and ($843), respectively. Net cash used in operating activities for the development stage April 26, 2007 (date of inception) through March 31, 2014 was ($31,509). Net cash used in operating activities includes our net loss, accounts payable, stock based compensation, impairment of intangible website and escrow cost.

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $3,647 and $-0-, respectively. Net cash provided by financing activities for the development stage April 26, 2007 (date of inception) through March 31, 2014 was $32,177. Net cash provided by financing activities includes the proceeds from stock sales of $25,430 and proceeds from notes payable of $6,747.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2014.

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

With respect to the period ending March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2013 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2014, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

		(3.2)	Amended Articles of Incorporation filed with Form 8-K on April 24, 2014.	See Exhibit Key

		(3.3)	Bylaws filed with S-1 Registration Stement on July 21, 2011.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document	Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document	Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.

3.3	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATE BUILDING SYSTEMS, INC. F/K/A NEW FOUND SHRIMP, INC.

April 30, 2014	By:	/s/ David Cupp
David Cupp
Principal Executive Officer, Principal Accounting Officer,
Chief Financial Officer, Secretary and Chairman of the Board of Directors