Form 10-Q
period 2014-06-30
Innovate Building Systems, Inc.
filed 2014-08-14
CIK 1409253

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒. The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of August 14, 2014 was 78,545,000.

Part I. Financial Information

Item 1. Financial Statements.

Innovate Building Systems, Inc.
f/k/a New Found Shrimp, Inc.
Condensed Balance Sheets

	June 30,		December 31,
	2014		2013
	(unaudited)		(audited)
ASSETS
Current Assets
Cash and cash equivalents		$—	$712
Total Current Assets		---	712
TOTAL ASSETS	$	---	$712

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$	---	$12,913
Note payable		---	3,000
Note payable, related party		—	100
Total Current Liabilities		---	16,013
TOTAL LIABILITIES		---	16,013

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value 76,648 and 84,669 shares issued and outstanding, respectively		1	1
Common stock: 10,000,000,000 authorized; $0.00001 par value 35,040,000 and 35,040,000 shares issued and outstanding, respectively		350	350
Additional paid in capital		20,674,187	20,646,546
Accumulated deficit		(20,674,538)	(20,662,198)
Total Stockholders' Deficit		---	(15,301)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	---	$712

See notes to unaudited financial statements

Innovate Building Systems, Inc.
f/k/a New Found Shrimp, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Operating Expenses
Professional fees	4,249	20,966	12,250	67,300
Selling, general and administrative expense	45	221	90	(460)
Total operating expenses	4,294	21,187	12,340	66,840
Net loss from operations	(4,294)	(21,187)	(12,340)	(66,840)

Income taxes	—	—	—	—
Net loss	$(4,294)	$(21,187)	$(12,340)	$(66,840)

Basic and diluted loss per share	$(0.00)	$(0.46)	$(0.00)	$(1.4454)

Weighted average number of shares outstanding	35,040,000	46,288	35,040,000	43,288

See notes to unaudited financial statements

Innovate Building Systems, Inc.
f/k/a New Found Shrimp, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(12,340)	$(66,840)
Adjustment to reconcile net loss to net
cash provided in operations:
Changes in assets and liabilities:
Prepaid expenses	—	46,250
Accounts payable	14,728	11,526
Net Cash (used in) provided by operating activities	2,388	(9,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	(3,100)	—
Net Cash (used in) provided by financing activities	(3,100)	—

Net change in cash and cash equivalents	(712)	(9,064)

Cash and cash equivalents
Beginning of period	712	12,606
End of period	$—	$3,542
Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash transactions:
Forgiveness of debt, related parties	$27,641	$—

 See notes to unaudited financial statements

Innovate Building Systems, Inc.
f/k/a New Found Shrimp, Inc.
Notes to Financial Statements
For the period ending June 30, 2014
(Unaudited)

NOTE 1. NATURE OF BUSINESS

The Company was incorporated in the State of Indiana as a for-profit Company on April 26, 2007. On June 26, 2012 the Company changed its domicile to the State of Florida. The Company was formed to provide consultation to the aquatic farming industry. The Company will provide consolidation opportunities for on-going and start-up aquatic farming operations. The Company’s approach will be to assist aquatic farming operations with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the farms.

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

The results of operations for the three month period ended June 30, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at June 30, 2014 and December 31, 2013 were $nil and $712, respectively.

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

Innovate Building Systems, Inc.
f/k/a New Found Shrimp, Inc.
Notes to Financial Statements
For the period ending June 30, 2014
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION

The Company has not had significant revenues from operations. The Company follows ASC 605-, Revenue Recognition -The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014 and December 31, 2013.

Innovate Building Systems, Inc.
f/k/a New Found Shrimp, Inc.
Notes to Financial Statements
For the period ending June 30, 2014
(Unaudited)

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

Share-based expense for the periods ended June 30, 2014 and 2013 were $-0- and $-0-, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2014. As of June 30, 2014, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

Innovate Building Systems, Inc.
f/k/a New Found Shrimp, Inc.
Notes to Financial Statements
For the period ending June 30, 2014
(Unaudited)

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

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

Innovate Building Systems, Inc.
f/k/a New Found Shrimp, Inc.
Notes to Financial Statements
For the period ending June 30, 2014
(Unaudited)

NOTE 4. INCOME TAXES

At June 30, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of $20,670,245 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $7,027,883, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $7,027,883.

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

At June 30, 2014 and December 31, 2013 there were 35,040,000 and 35,040,000 shares of common stock issued and outstanding, respectively.

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

Innovate Building Systems, Inc.
f/k/a New Found Shrimp, Inc.
Notes to Financial Statements
For the period ending June 30, 2014
(Unaudited)

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

At June 30, 2014 and December 31, 2013 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At June 30, 2014 and December 31, 2013 there were 76,647 and 76,647 shares of Series B Convertible Preferred Stock issued and outstanding, respectively. The holders of the preferred shares, series B have waived their right of conversion until such time that the Board of Directors approves such conversions, in consideration of shares authorized.

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

On June 16, 2014, the Company had a change in control of the majority shares. In agreement, the shareholders forgave $27,641 of accounts payable and other debts due. The Company recognized the forgiveness as a contribution to capital.

OTHER

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Innovate Building Systems, Inc.
f/k/a New Found Shrimp, Inc.
Notes to Financial Statements
For the period ending June 30, 2014
(Unaudited)

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

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Demand note from Brian Kistler. The note has no stated interest rate and no maturity date.		$--		$1,000

Demand note from Robin Hunt. The note has no stated interest rate and no maturity date.		--		2,000
Total notes payable		$--		$3,000
Less current portion		--		(3,000)
Long-term potion	$	---	$	---

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

On August 4, 2014, the Company issued 43,505,000 shares of the Company’s common stock. The stock was issued as consideration for the conversion of 435 shares of the Company’s Class B preferred stock.

Subsequent events have been evaluated through the date the financial statements were issued, considered to be the date of filing with the Securities and Exchange Commission. Management has determined that there are no additional subsequent events to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Innovate Building Systems, Inc. f/k/a New Found Shrimp, Inc. for the period ended June 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On May 1, 2014, the Company entered into a share purchase agreement with Innovate Building Systems, Inc., an Alberta corporation, hereinafter referred to as “Innovate”. On June 4, 2014 was cancelled and replaced by a new share purchase agreement. Under the terms of the share purchase agreement the Company will acquire 100% of the issued and outstanding shares of Innovate in exchange for 73,000,000 shares of the Company (the “Agreement”). The completion of the Agreement is subject to completion of an audit of Innovate and the issuance of an unqualified audit report and certificate that the company has no judgments against it.

The audit is currently being completed.

Innovate is a privately owned Alberta company engaged in the sale, manufacture and installation of modular buildings. Modular buildings are manufactured in Innovate’s manufacturing plant in Edmonton, Alberta (30,000 square feet) or its manufacturing plant in Vegreville, Alberta (100,000 square feet). Innovate manufactures modular building designed for specifications provided by its customers. To date, most of its customers use the modular buildings as housing and social facilities for their employees, employed in remote locations in Northern Alberta and British Columbia in the resource extraction business. Innovate has employed up to 120 employees. Should the Company proceed with the Share Purchase Agreement, the Company will provide a detailed disclosure of Innovate’s operations and the financial impact that the Innovate acquisition would have on the Company.

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

Results of Operations for three and six months ended June 30, 2014 and June 30, 2013

Revenues

Total Revenue. Total revenues for the three and six months ended June 30, 2014 and 2013 were $27,641and $-0-, respectively. The revenue earned was the benefit received from the forgiveness of debt by the Company’s creditors.

Expenses

Total Expenses. Total operating expenses for the six months ended June 30, 2014 and 2013 were $12,340 and $66,840, respectively. Total expenses consisted of professional fees of $12,250 and $67,300 and selling, general and administrative expenses of $90 and $(460) respectively. Total operating expenses for the three months ended June 30, 2014 and 2013 were $4,249 and $20,966, respectively. Total expenses consisted of professional fees of $4,249 and $20,966 and selling, general and administrative expenses of $45 and $220 respectively. The change was due to consulting contracts that were fulfilled and expensed during the period ending June 30, 2013.

Financial Condition

Total Assets. Total assets at June 30, 2014 and December 31, 2013 were $Nil and $712, respectively. Total assets consist of cash. The change was due to banking fees.

Total Liabilities. Total liabilities at June 30, 2014 and December 31, 2013 were $Nil and $16,013, respectively. Total liabilities consist of accounts payable of $Nil and $12,913, notes payable of $6,647 and $3,000 and a note payable to the CEO of $100 and $100, respectively. The change is due to a increase in accounts payable and notes payable.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net income (loss) for the six months ended June 30, 2014 and 2013 of $15,301 and $(66,839) respectively. The Company has an accumulated losses of $20,674,538 from April 26, 2007 (date of inception) through June 30, 2014, resulting in an accumulated deficit. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At June 30, 2014 we had working capital deficit of $Nil. Our working capital is due to the results of operations.

Net cash from (used in) operating activities for the six months ended June 30, 2014 and 2013 was $2,388 and ($843), respectively. Net cash used in operating activities includes our net loss and changes in working capital components, such as accounts payable.

Net cash provided by (used in) financing activities for the six months ended June 30, 2014 and 2013 was $(3,100) and $-0-, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2014.

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

With respect to the period ending June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2014, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

		(3.2)	Amended Articles of Incorporation filed with Form 8-K on April 24, 2014.	See Exhibit Key

		(3.3)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10-4)	Share Purchase Agreement dated June 4, 2014	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted		Filed herewith
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002Filed herewith

(101.INS)		XBRL Instance Document		Filed herewith

(101.SCH)		XBRL Taxonomy Ext. Schema Document		Filed herewith

(101.CAL)		XBRL Taxonomy Ext. Calculation Linkbase Documen		Filed herewith

(101.DEF)		XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith

(101.LAB)		XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith

(101.PRE)		XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.

3.3	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.4	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 4, 2014

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATE BUILDING SYSTEMS, INC. F/K/A NEW FOUND SHRIMP, INC.

NAME	TITLE	DATE

/s/ David Cupp	Principal Executive Officer, and Chairman of the Board of Directors	August 14, 2014
David Cupp

/s/ Malcolm Alexander	Principal Accounting Officer, Chief Financial Officer,	August 14, 2014
Malcolm Alexander	Secretary and Member of the Board of Directors