Form 10-Q
period 2014-09-30
Xterra Building Systems, Inc.
filed 2014-11-13
CIK 1409253

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-175692

Xterra Building Systems, Inc.

fka Innovate Building Systems, Inc.

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of November 10, 2014 was 78,545,000.

Part I. Financial Information

Item 1. Financial Statements.

Xterra Building Systems, Inc. f/k/a Innovate Building Systems, Inc.
Condensed Balance Sheets

	September 30, 2014		December 31, 2013

	(unaudited)		(audited)
ASSETS
Current Assets
Cash and cash equivalents		$—	$712
Total Current Assets		---	712
TOTAL ASSETS	$	----	$712

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable		$13,961	$12,913
Note payable		---	3,000
Note payable, related party		3,590	100
Total Current Liabilities		17,551	16,013

TOTAL LIABILITIES		17,551	16,013

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value 76,133 and 76,648 shares issued and outstanding, respectively		1	1
Common stock: 10,000,000,000 authorized; $0.00001 par value 86,545,000 and 35,040,000 shares issued and outstanding, respectively		865	350
Additional paid in capital		30,892,264	20,646,546
Accumulated deficit		(30,910,681)	(20,662,198)
Total Stockholders' Deficit		(17,551)	(15,301)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	---	$712

See notes to unaudited financial statements

Xterra Building Systems, Inc. f/k/a Innovate Building Systems, Inc.
Condensed Statements of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Operating Expenses
Professional fees	17,551	349	29,801	67,649
Selling, general and administrative expense	-	46	90	(415)
Total operating expenses	17,551	395	29,891	65,234

Net loss from operations	(17,551)	(395)	(29,891)	(65,234)

Other income (expense)
Benefit from conversion of preferred shares to common shares	(10,218,592)	—	(10,218,592)	—

Net (loss) income	$(10,236,143)	$(395)	$(10,248,483)	$(65,234)

Basic and diluted loss per share	$(0.15)	$(.01)	$(0.22)	$(1.45)

Weighted average number ofshares outstanding	68,782,500	46,288	46,369,599	46,288

See notes to unaudited financial statements

Xterra Building Systems, Inc. f/k/a Innovate Building Systems, Inc. Condensed Statements of Cash Flows (unaudited)

	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(10,248,483)	$(65,234)
Adjustment to reconcile net loss to net cash provided in operations:

Benefit from conversion of preferred shares to common shares	10,218,592	—
Forgiveness of debt	27,641	—
Changes in assets and liabilities:
Prepaid expenses	—	46,250
Accounts payable	1,048	9,875
Net Cash (used in) provided by operating activities	(1,202)	(9,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	(3,100)	—
Proceeds from related parties	3,590	—
Net Cash provided by financing activates	490	—

Net change in cash and cash equivalents	(712)	(9,109)

Cash and cash equivalents
Beginning of period	712	12,606
End of period	$—	$3,497
Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash transactions: Forgiveness of debt	$27,641	$—
Benefit from conversion of preferred stock to common stock	$25,234,750	$—

 See notes to unaudited financial statements

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

The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at September 30, 2014 and December 31, 2013 were $nil and $712, respectively.

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

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments, including accounts payable, and amounts due to related party. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION

The Company has not had significant revenues from operations. The Company follows ASC 605-, Revenue Recognition-The Company recognizes revenue when it is realized or realizable and earned.The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2014 and December 31, 2013.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Share-based expense for the periods ended September 30, 2014 and 2013 were$-0- and $-0-, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2014. As of September 30, 2014, the Company had no dilutive potential common shares.

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

In August 2014,FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

At September 30, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of $30,910,681 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $10,509,632, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $10,509,632.

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

During the August of 2014, the Company allowed several non-related parties to convert a total of 515 shares of Series B Preferred stock into 51,505,000 unrestricted shares of common stock. The conversion rate was recorded at the conversion rates according to the stated articles of designation. The Company recognized the beneficial conversion of the preferred stock into common stock, calculated by the conversion factor of59.5% (the exchange ratio) of the market value of the Company prior to the conversion, in accordance with Auditing Standard 805-10, resulting in the recognition of $10,218,592 expense for the conversion.

At September 30, 2014 and December 31, 2013 there were 86,545,000 and 35,040,000 shares of common stock issued and outstanding, respectively.

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

On November 5, 2013 the Company cancelled 8,000 shares of Series B Preferred stock from a non-related party for non-performance of a contract.

During the month of December the Company allowed several non-related parties to convert a total of 21 shares of Series B Preferred stock into 5,250,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

During August of 2014, the Company allowed several non-related parties to convert a total of 515 shares of Series B Preferred stock into 51,505,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation

At September 30, 2014 and December 31, 2013 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At September 30, 2014 and December 31, 2013 there were 76,133 and 76,648 shares of Series B Convertible Preferred Stock issued and outstanding, respectively. The holders of the preferred shares, series B have waived their right of conversion until such time that the Board of Directors approves such conversions, in consideration of shares authorized.

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

OTHER

The Company’s officer and directors are involved in other businessactivities and may, in the future, become involved in other businessopportunities that become available. They may face a conflict in selectingbetween the Company and other business interests. The Company has not formulateda policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The Company has been provided office space by a member of the Board of Directors at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the nine month period one of the Directors has advanced $3,590 to the Company and has incurred $3,000 of consulting fees for a total indebtedness to the Director of $6,590.

The above amountsare not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Demand note from Brian Kistler. The note has no stated interest rate and no maturity date.	$--		$1,000

Demand note from Robin Hunt. The note has no stated interest rate and no maturity date.	--		2,000
Total notes payable	$--		$3,000
Less current portion	--		(3,000)
Long-term potion	$--	$	---

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9. SUBSEQUENT EVENTS

On September 15, 2014, Xterra Building Systems, Inc. f/k/a Innovate Building Systems, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from “Innovate Building Systems, Inc.” to “Xterra Building Systems, Inc.” (the “Name Change”). The Amendment was effective in the State of Florida as of September 15, 2014 and received FINRA approval on September 30, 2014. The financial statements retroactively present the new name of the entity.

Subsequent events have been evaluated through the date the financial statements were issued, considered to be the date of filing with the Securities and Exchange Commission. Management has determined that there are no additional subsequent events to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Xterra Building Systems, Inc. f/k/a Innovate Building Systems, Inc. for the period ended September 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Our Business Overview

Xterra Building Systems, Inc. f/k/a Innovate Building Systems, Inc., a Florida corporation (the "Company"), provides marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

On May 1, 2014, the Company entered into a share purchase agreement with Innovate Building Systems, Inc., an Alberta corporation, hereinafter referred to as “Innovate”. On June 4, 2014, this agreement was cancelled and replaced by a new share purchase agreement. Under the terms of the share purchase agreement the Company would acquire 100% of the issued and outstanding shares of Innovate in exchange for 73,000,000 shares of the Company (the “Agreement”). The completion of the Agreement is subject to completion of an audit of Innovate and the issuance of an unqualified audit report and certificate that the company has no judgments against it. Consequently the Company changed its name to Innovate Building Systems, Inc.

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

During the audit, previously undisclosed material items were disclosed, consequently, on August 27, 2014, the Company terminated its share purchase agreement with Innovate.

Our plan of operation for the next twelve months will be to expand our client base. We daily market our consulting services to small and medium size businesses that are focused on the aquaculture industry. We are also continually looking for new business opportunities to invest in. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. The Company does intend to continue to use the income from our current client to continue to meet our operating expenses. We do not have need for the purchase of any property or equipment at this time. The Company will not have any significant changes in the current number of employees.

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

Results of Operations for three and ninemonths ended September 30, 2014and September 30, 2013

Revenues

Total Revenue. Total revenues for the three and ninemonths endedSeptember 30, 2014 and 2013 were both $-0-, respectively.

Expenses

Total Expenses.Total operating expenses for the three and nine months ended September 30, 2014 and 2013 were $17,551, $395, $29,891 and $67,234, respectively. Total expenses consisted of professional fees of $17,551, $349, $29,801 and $67,649 for the three and nine months ending September 30, 2014 and 20143, respectively. Selling, general and administrative expenses were $0, $46, $90 and $(415), for the three and nine months ending September 30, 2014 and 20143, respectively.The change was due to consulting contracts that were fulfilled and expensed during the period ending September 30, 2014.During the quarter ended, September 30, 2014, the Company issued 51,505,000 shares from the conversion of 515 preferred shares. Fair market value of these shares was $0.49per share, resulting in marketing capitalization of $17,169,600. The Company valued the converted shares using the exchange ratio (59.5%), resulting in recognition of expense in the amount of $10218,592 as the benefit from the conversion of preferred shares to common shares.

Financial Condition

Total Assets. Total assets at September 30, 2014 and December 31, 2013were $Nil and $712, respectively. Total assets consist of cash. The change was due to banking fees.

Total Liabilities. Total liabilities at September 30, 2014 and December 31, 2013 were $17,551 and $16,013, respectively. Total liabilities consist of accounts payable of $13,961 and $12,913, notes payable of $0 and $3,000 and a note payable to a director of $3,590 and $100, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss for the nine months ended September 30, 2014 and 2013 of $10,248,483 and $67,234, respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At September 30, 2014 we had working capital deficit of $17,551. Our working capital is due to the results of operations.

Net cash from (used in) operating activities for the nine months endedSeptember 30, 2014 and 2013 was $(1,202) and $(9,101), respectively. Net cash used in operating activities includes our net loss and changes in working capital components, such as accounts payable.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2014 and 2013 was $490 and $-0-, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2014.

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

With respect to the period ending September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2014, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

		(3.2)	Amended Articles of Incorporation filed with Form 8-K on April 24, 2014.	See Exhibit Key

		(3.3)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10-4)	Share Purchase Agreement dated June 4, 2014	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002Filed herewith		Filed herewith

(101.INS)		XBRL Instance Document		Filed herewith

(101.SCH)		XBRL Taxonomy Ext. Schema Document		Filed herewith

(101.CAL)		XBRL Taxonomy Ext. Calculation Linkbase Documen		Filed herewith

(101.DEF)		XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith

(101.LAB)		XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith

(101.PRE)		XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and ExchangeCommission on July 31, 2012.

3.2	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and ExchangeCommission on April 24, 2014.

3.3	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.4	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 4, 2014

10.5	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 27, 2014

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTERRA BUILDING SYSTEMS, INC. F/K/A INNOVATE BUILDING SYSTEMS, INC.

NAME	TITLE	DATE

/s/ David Cupp	Principal Executive Officer, and Chairman of the Board of Directors	November 13, 2014
David Cupp

/s/ Malcolm Alexander	Principal Accounting Officer, Chief Financial Officer, Secretary and Member of the Board of Directors	November 13, 2014
Malcolm Alexander

