Form 10-K
period 2014-12-31
Xterra Building Systems, Inc.
filed 2015-04-06
CIK 1409253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 333-175692

Xterra Building Systems, Inc. (formally known as Innovate Building Systems, Inc.)
(Exact Name of Registrant as specified in its charter)

Florida	20-8926549
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

2555 Keats Road, North Vancouver, British Columbia, Canada	V7H 2M7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 778-772-8184

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

86,545,000 as of March 30, 2015, per Transfer Agent, VStock Transfer, LLC, 77 Spruce Street, Ste 201, Cedarhurst, NY 11516

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

XTERRA BUILDING SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2014

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Xterra Building Systems, Inc. for the year ended December 31, 2014 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business

Xterra Building Systems, Inc., is a Florida corporation, (the "Company"). The Company has provided marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

On February 9, 2015, David Cupp resigned as CEO and President and David Alexander has been appointed CEO and President.

We have conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of various aquatic farm projects. Currently we are endeavoring to find opportunities in the modular building systems markets in Alberta, Canada.

Although we have conducted our marketing operations primarily in Indiana, we have changed our operations to Western Canada

During the year, the Company entered into an agreement to acquire a modular building systems company located in Edmonton, Alberta. Although the Company cancelled this agreement in August, 2014, the Company is currently in negotiations to build modular building systems to select customers.

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

The implementation of our business strategy is estimated to take approximately 12 months. Once we are able to secure funding, implementation will begin immediately. The major parts of the strategy to be immediately implemented will be the sales and marketing and office equipment and human resource procurement.

Our limited revenues have affected the Company directly. Without a strong or known market demand, it was considered a risk to expand in any new geographical areas, since there was realistic probability that costs and overages would not be recovered upon completion and sales generated.

Marketing Plan

Our marketing initiatives will include:

(a) utilizing direct contacts to secure contract;

(b) promoting our services and attracting businesses through our (proposed) website;

(c) presence at industry trade shows;

(d) continue to nurture the relationships we have with our core customers that we have done business with; and,

(e) seek additional customers coming into the marketplace and create relationships with them.

Industry Overview

Modular Building Industry

The construction of Modular Buildings in North America is the construction of complete buildings or sections of building in a manufacturing plant, with the assembly or final construction of the building at site. Permanent Modular Construction (PMC) is a delivery method utilizing offsite, lean manufacturing techniques to prefabricate single or multi-story whole building solutions in deliverable module sections. PMC buildings are manufactured in a controlled setting and can be constructed of wood, steel, or concrete. PMC modules can be integrated into site built projects or stand alone as a turn-key solution and can be delivered with MEP, fixtures and interior finishes.

The buildings are 60% to 90% completed offsite in a factory-controlled environment, and transported and assembled at the final building site. This can comprise the entire building or be components or subassemblies of larger structures. In many cases, modular contractors work with traditional general contractors to leverage the resources and advantages of each type of construction.

Permanent modular buildings are built to meet or exceed the same building codes and standards as site-built structures and the same architect-specified materials used in conventionally constructed buildings are used in modular construction projects. PMC can have as many stories as building codes allow. Unlike relocatable buildings, PMC structures are intended to remain in one location for the duration of their useful life.

Modular Building Construction provide the following benefits:

Accelerated Construction Process

Unique to modular construction, while modules are being assembled in a factory, site work is occurring at the same time or in some cases prior to construction. This can allow for much earlier building occupancy and contribute to a shorter overall construction period, reducing labor, financing and supervision costs. To save even more time and money, nearly all design and engineering disciplines are part of the manufacturing process.

Also unique to modular construction is the ability to simultaneously construct a building’s floors, walls, ceilings, rafters, and roofs. During site-built construction, walls cannot be set until floors are in position, and ceilings and rafters cannot be added until walls are erected. On the other hand, with modular construction, walls, floors, ceilings, and rafters are all built at the same time, and then brought together in the same factory to form a building. This process can allow modular construction times of half that of conventional, stick-built construction.

Quality Built

Combining traditional building techniques, quality manufacturing and third-party agencies who offer random inspections, testing, and certification services for quality control, commercial modular buildings are built in strict accordance with appropriate local, state, and national regulations and codes. Due to the need to transport modules to the final site, each module must be built to independently withstand travel and installation requirements. Thus the final module-to-module assembly of independently durable components can yield a final product that is more durable than site-built structures.

Modular units may also be designed to fit in with external aesthetics of any existing building and modular units once assembled can be virtually indistinguishable from a site-built structure.

Sustainable

•

Less Material Waste - Modular construction makes it possible to optimize construction materials purchases and usage while minimizing on-site waste and offering a higher quality product to the buyer. Bulk materials are delivered to the manufacturing facility where they are stored in a protected environment safe from theft and exposure to the environmental conditions of a job site.

According to the UK group WRAP, up to a 90% reduction in materials can be achieved through the use of modular construction. Materials minimized include: wood pallets, shrink wrap, cardboard, plasterboard, timber, concrete, bricks, and cement.

•

Less Site Disturbance - The modular structure is constructed off-site simultaneous to foundation and other site work, thereby reducing the time and impact on the surrounding site environment, as well as reducing the number of vehicles and equipment needed at the site.

•

Greater Flexibility and Reuse - When the needs change, modular buildings can be disassembled and the modules relocated or refurbished for their next use reducing the demand for raw materials and minimizing the amount of energy expended to create a building to meet the new need. In essence, the entire building can be recycled in some cases.

•

Improved Air Quality - Many of the indoor air quality issues identified in new construction result from high moisture levels in the framing materials. Because the modular structure is substantially completed in a factory-controlled setting using dry materials, the potential for high levels of moisture being trapped in the new construction is eliminated.

Modular buildings can also contribute to LEED (Leadership in Energy and Environmental Design) requirements in any category site-built construction can, and can even provide an advantage in the areas of Sustainable Sites, Energy and Atmosphere, Materials and Resources, and Indoor Environmental Quality. Modular construction can also provide an advantage in similar categories in the International Green Construction Code.

Strategy for Growth

Our strategy for growth involves increasing our sales force activity, obtaining premises adjacent to successful marketing efforts; maintaining optimum utilization of premises.

•	Increase Sales. Our growth strategy is to increase our Sales volume by expanding our presence in our current geographic markets and by entering new geographic markets.
•

Internal Growth. We intend to continue to recruit highly-qualified sales professionals and support staff. Our compensation plan will include stock options and stock bonuses for production enhancing our ability to recruit and retain key employees.

In executing our business strategy, we focus on the following elements:

•

Leveraging Technology to Maximize Efficiency. We utilize the internet to give our clients easy access to our company. We will continue to utilize technology to reduce operating costs, improve communication with clients, and centralize data among our branch operations.

•

Promoting Sales & Recruitment Culture. To maintain a culture of continuous growth and recruitment, we have implemented a program whereby employees are encouraged to recruit earning them additional equity ownership.

Other Activities

On April 25, 2014, the Company announced that it had entered into an agreement whereby, it would have acquired a modular building Company. In anticipation of this Agreement, the Company’s name was changed to Innovate Building Systems, Inc. On August 27, 2014, the Company announced that it had terminated the agreement to acquire a modular building Company.

Item 1A. Risk Factors

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

NONE

Item 2. Properties

We do not own any real property. Our offices were located at 2555 Keats Road, North Vancouver, British Columbia, the offices of Mr. David M Alexander, our Chairman, CEO, and President. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan, we do not require personnel other than Mr. Alexander to conduct our business. In the future, we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine safety disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Xterra trades on the OTC-QB market under the trading symbol XTRR. Trading for XTRR for the last two years by quarter is as follows:

Period	High	Low	Close	Volume
Q1-2013	$1.70	$1.01	$1.70	-
Q2-2013	$1.70	$1.70	$1.70	-
Q3- 2013	$0.69	$0.69	$0.69	-
Q4- 2013	$0.69	$0.69	$0.69	-

Q1-2014	$0.10	$0.10	$0.10	-
Q2-2014	$0.56	$0.48	$0.49	99,900
Q3-2014	$0.49	$0.49	$0.49	1,922,000
Q4-2014	$0.49	$0.02	$0.02	-

Holders

As of March 30, 2015 there were 414 shareholders of record of our common stock.

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

Our Business Overview

Xterra Building Systems, Inc. is a Florida corporation (the "Company"). During the year ended December 31, 2014, the Company entered into an agreement to acquire Innovate Building Systems Inc., an Alberta Corporation. However after completing due diligence, the Company decided not to proceed with the acquisition.

The Company was providing consulting services to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

Our plan of operation for the next twelve months will be to obtain contracts to build modular buildings. If we obtain this contract (s) we will expand to expand our client base. We will either raise funds to acquire existing manufacturing facilities, or we will subcontract the construction of our contractual requirements to existing modular building manufacturers.. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. The Company does intend to continue to use the income from our current client to continue to meet our operating expenses. We do not have need for the purchase of any property or equipment at this time. XRTT will not have any significant changes in the current number of employees.

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

12 Month Growth Strategy and Milestones

The Company planned the milestones over the next twelve months:

0-3 Months	•	Obtain contract for the building of modular buildings.
	•	Enter into subcontracting agreement with existing manufacturer to fulfil contract

4-6 Months	•	Investigate the feasibility to become modular building manufacturer through acquisition.
	•	Raise approximately $2 million to facilitate subcontracting or acquisition.
	•	Develop corporate presence through website, office, and investor relations.
	•	Hire staffing required to complete existing contracts and develop new contracts.

7-12 Months	•	Develop marketing strategy to expand contractual opportunities.
	•	Analyze online marketing and make necessary changes for increased exposure

Any need for outside services in which we cannot provide will all be initially outsourced in order to cut costs by not having facilities in excess of our needs. The company will not attempt to establish relationships with providers of outsourcing services until the company will be able to utilize such services.

On April 25, 2014 the Company entered into a Share Purchase Plan to acquire the issued and outstanding shares of Innovate Building Systems, Inc., (“Innovate”) a manufacturer of modular buildings located in Edmonton Alberta, Canada. In accordance with the Agreement, the Company changed its name from New Found Shrimp, Inc. to Innovate Building Systems, Inc. In the course of the due diligence, the Innovate (the Alberta Company) was unable to supply audited financial statements. For this and other reasons, the Company decided not to proceed with the acquisition. On September 9, 2014, the Company changed its name from Innovate Building Systems Inc. to Xterra Building Systems Inc.

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

Results of Operations for the year ended December 31, 2014 and December 31, 2013

Xterra Building Systems, Inc. (The Company) was organized as of April 26, 2007. Due to the limited operations during April 26, 2007 (date of inception) through the year ended December 31, 2014, the results of operations for the year ended December 31, 2014 and 2013 are not comparable.

Revenues

Total Revenue. Total revenues for the years ended December 31, 2014 and 2013 were $-0- and $-0-, respectively.

Expenses

Total Expenses. Total expenses for the years ended December 31, 2014 and 2013 were $13,780,487 and $122,089, respectively. Total expenses consisted of professional fees of $38,808 and $67,089, selling, general and administrative expenses of $0 and $0, interest expense of $-0- and $-0-; benefit from the modification of conversion terms of preferred shares to common shares $13,741,679 (2013 - $-0-) and impairment loss of $0 and $55,000, respectively.

Financial Condition

Total Assets. Total assets at December 31, 2014 and 2013 were $Nil and $712, respectively.

Total Liabilities. Total liabilities at December 31, 2014 and 2013 were $24,468 and $16,013, respectively. Total liabilities consist of accounts payable of $13,879, related party accounts payable of $9,000; and note payable to related party of $3,590, in 2013 there was a related party note payable of unrelated party of $3,000 and a note payable to the CEO of $100. The change is due to an increase in accounts payable.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the years ended December 31, 2014 and 2013 of $13,780,487 and $122,089, respectively. The Company has an accumulated deficit of $34,442,685. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At December 31, 2014 we had working capital deficit of $26,469. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ended December 31, 2014 and 2013 was $1,202 and $7,809, respectively.

Net cash provided by financing activities for the years ended December 31, 2014 and 2013 was $490 and $Nil-, respectively.

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

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2014.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No Changes in or Disagreement with Messineo & Co., CPAs, LLC on Accounting and Financial Disclosure.

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

As of December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Name	Age	Position
David R. Cupp	36	Director, resigned as President, Secretary and Chairman of the Board of Directors on February 7, 2015(1)
David M. Alexander	64	Director, President, Secretary and Chairman of the Board of Directors since February 7, 2015(1)

(1) Mr. Cupp will serve as a director until the next annual shareholder meeting.

Background of Executive Officers and Directors

Mr. David Malcolm Alexander is a Chartered Accountant with other 25 years’ experience in providing audit, accounting, and consulting services to both private and public companies. In the last five years Mr. Alexander has served as a director of Shalex Energy Corporation (oil and gas) from May 2012 - September 2013, WasteFixx Systems Inc. (water and soil clean up) from May 2013 - September 2013 , and is currently serving on the Board of Directors of Soleone Bamboo Inc. (apparel) since November 2013. Mr. Alexander additionally provides business consulting services to several clients through his consulting practice. Based upon the aforementioned background and experience, Company principals believe that Mr. Alexander is eminently qualified to discharge the duties required for the directorship of the Company. On February 9, 2015, Mr. David Alexander assumed the role of Chief Executive Officer.

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

Mr. Cupp is the founder of the Company and will serve as a Director and as its Chief Executive Officer. He was appointed to these positions on April 27, 2007. We believe that Mr. Cupp’s education as well as the managerial skills he developed in teaching and coaching provides ample qualification for Mr. Cupp to serve as an officer and director for our Company. As a result of his duties and responsibilities with teaching and coaching, Mr. Cupp intends to devote approximately 10 hours per week to the development of our business. On February 9, 2015, David Cupp submitted his resignation. There are no arrangements or understandings with Mr. Cupp regarding the election of directors or other matters. Mr. Cupp will remain a member of the Board of Directors for the Company.

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2014, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other compensation Compenstion- ($)	Total

David R. Cupp (1), President	2012	-0-	-0-	40,000	-0-	-0-	-0-	-0-	40,000
David R. Cupp (1), President	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David R. Cupp (1), President	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David M Alexander President	2014	$9,000	-0-	-0-	-0-	-0-	-0-	-0-	$9,000

(1) There is no employment contract with Mr. Cupp at this time. Nor are there any agreements for compensation in the future. A salary and stock option and/or warrants program may be developed in the future.

(2) The restricted stock was valued at the last trade price on the day of issuance in accordance with ASC 718.

(3) There is no employment contract with Mr. Alexander at this time. Nor are there any agreements for compensation in the future. A salary and stock option and/or warrants program may be developed in the future.

Compensation Committee Interlocks and Insider Participation

Currently our Board of Directors consist of Mr. David R. Cupp and David M. Alexander. We are not actively seeking additional board members at this time. At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2014, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

(1) The percentages are based on of 85,545,000 shares of common stock issued and outstanding as of the date of this report.

(2) A total of 86,545,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

On July 3, 2012, the Company issued to David R. Cupp one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and forty thousand (40,000), post reverse split, of our Common Stock. Mr. Cupp was issued the common stock and the Preferred A Stock in connection with and as consideration for his agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company. On April 25, 2014, Mr. Cupp sold the Preferred A Stock to 482130 B.C. Ltd a company controlled by David Alexander.

Our offices are currently located at 2555 Keats Road, the offices of Mr. David Alexander, our Chairman, CEO, and President. Mr. Alexander does not receive any remuneration for the use of his offices.

Promoter

The company does not have any promoters other than our CEO, David Alexander and Director David R. Cupp.

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

Item 14. Principal Accounting Fees and Services

	2014	2013
Audit fees	9,500	7,250
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors, which consists of our sole director only.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

		(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.4)	Share Purchase Agreement dated April 25, 2014	See Exhibit Key

		(10.5)	Amendment to Share Purchase Agreement dated June 11, 2014	See Exhibit Key

		(10.6)	Termination of Share Purchase Agreement dated August 27, 2014	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics

	(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(31.2)	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document			Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document			Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document			Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document			Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document			Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document			Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.4	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on April 24, 2014

10.5	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014

10.6	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 11, 2014

10.7	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 27, 2014

10.8	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on October 16, 2014

10.9	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 20, 2015

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTERRA BUILDING SYSTEMS, INC.

April 3, 2015	By:	/s/ David Alexander
David Alexander
Principal Executive Officer,
Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

XTERRA BUILDING SYSTEMS, INC. (fka Innovate Building Systems, Inc.) INDEX TO FINANCIAL STATEMENTS

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Xterra Building Systems, Inc.

We have audited the accompanying balance sheets of Xterra Building Systems, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xterra Building Systems, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, recurring losses and negative cash flows from operating activities, and both a working capital deficit, and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC

Clearwater, Florida

March 30, 2015

Xterra Building Systems, Inc. (fka Innovate Building Systems, Inc.) Balance Sheets

	December 31,		December 31,
	2014		2013

ASSETS
Current Assets
Cash and cash equivalents	$	---	$712
Prepaid Expense		---	---
Total Current Assets		---	712

Non-current Assets
Net Intangible Assets		---	---
TOTAL ASSETS	$	---	$712

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable		$22,878	$12,913
Note payable, related party		3,590	100
Note payable		---	3,000
Total Current Liabilities		26,468	16,013

TOTAL LIABILITIES		26,468	16,013

COMMITMENTS AND CONTINGENCIES

Preferred stock, Series A: 10 authorized; $0.00001 par value
1 and 1 shares issued and outstanding, respectively		13,741,679	-

Stockholders' Deficit
Preferred stock, Series B: 99,999,999 authorized; $0.00001 par value
76,133 and 76,647 shares issued and outstanding, respectively		1	1
Common stock: 10,000,000,000 authorized; $0.00001 par value
86,545,000 and 35,040,000 shares issued and outstanding, respectively		865	350
Additional paid in capital		20,673,672	20,666,599
Accumulated deficit		(34,442,685)	(20,662,198)
Total stockholders' deficit		(26,468)	(15,301)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	---	$712

See notes to audited financial statements

Xterra Building Systems, Inc.

(fka Innovate Building Systems, Inc.)

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Revenues:
Net sales	$ ---	$ ---
Total revenues	---	---

Cost and expenses:
Professional fees	38,808	67,089
Impairment loss	---	55,000
Total operating expenses	38,808	122,089
Income (loss) from Operations	(38,808)	(122,089)

Net loss available to common stockholders	(38,808)	(122,089)

Increased valuation of preferred stock, series A	(13,741,679)	---
Net loss	$(13,780,487)	$(122,089)

Loss per common shares	$(0.00)	$(0.05)

Basic weighted average number of
Common shares outstanding	56,385,932	2,588,974

See notes to audited financial statements

Xterra Building Systems, Inc. (fka Innovate Building Systems, Inc.) STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT December 31, 2014 and 2013

	Preferred Stock B		Common Stock			Additional paid-in
	Shares	Par Value	Shares	Par Value		Capital	Deficit	Total
Balance at December 31, 2012	84,669	$1	46,288	$	---	$20,666,599	$(20,540,109)	$126,491

Cancellation of 8,000 shares of Series B Preferred stock due to non-performance of contract on November 5, 2013	(8,000)	---	---		---	(20,000)	---	(20,000)

On December 4, 2013 the Company issued 29,743,712 shares of restricted common stock to Davisson and Associates escrow to facilitate an anticipated acquisition.	---	---	29,743,712		297	---	---	297

The Company converted 21 shares of Series B Preferred stock from non-related parties into 5,250,000 shares of unrestricted common stock at par $0.00001 on December 9, 2013	(21)	---	5,250,000		53	(53)	---	---

Net loss	---	---	---		---	---	(122,089)	(122,089)

Balance at December 31, 2013	76,648	$1	35,040,000		$350	$20,646,546	$(20,662,198)	$(15,301)

The Company converted 515 shares of Series B Preferred stock from non-related parties into 51,505,000 shares of common stock at par $0.00001 in July 2014	(515)	---	51,505,000		515	(515)	---	---

Forgiveness of debt by related party	---	---	---		---	27,641	---	27,641

Net loss	---	---	---		---	---	(13,780,487)	(13,780,487)

Balance at December 31, 2014	76,133	$1	86,545,000		$865	$20,673,672	$(34,442,685)	$(26,468)

See notes to audited financial statements

Xterra Building Systems, Inc.

(fka Innovate Building Systems, Inc.)

Statements of Cash Flow

	Year Ended		Year Ended
	December 31,		December 31,
	2014		2013

Cash flows from operating activities:
Net loss		$(38,808)	$(122,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness		27,641	---
Impairment of intangible website		---	55,000
Escrow costs		---	297
Changes in assets and liabilities:
Prepaid expense		---	46,250
Accounts payable		9,965	8,648
Net cash (used in) provided by operating activities		(1,202)	11,894

Cash flows from financing activities:
Repayment of notes payable		(3,100)	---
Advances under related party note payable		3,590	---
Net cash provided by financing activities		490	---

Net change in cash and cash equivalents		(712)	(11,893)

Cash and cash equivalents
Beginning of period		712	12,606
End of period	$	---	$712

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$ ---
Interest	$	---	$ ---

See notes to audited financial statements

XTERRA BUILDING SYSTEMS, INC.

(fka Innovate Building Systems, Inc.)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

The Company was incorporated in the State of Indiana as a for-profit Company on April 26, 2007. The Company was formed as New Found Shrimp, Inc. to provide consultation to the aquatic farming industry. The Company will provide consolidation opportunities for on-going and start up aquatic farming operations. The Company’s approach will be to assist aquatic farming operations with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the farms. On April 25, 2014, the Company changed its name to Innovate Building Systems, Inc. On September 17, 2014, the Company changed its name to Xterra Building Systems, Inc.

The Company was headquartered in Indianapolis, Indiana.

NOTE 2. GOING CONCERN

The Company has a history of losses, including $13,780,487 and $122,089 for the years ending December 31. 2014 and 2013, respectively. Losses result in an accumulated deficit of $34,442,685. The Company has negative working capital of $26,468. The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

XTERRA BUILDING SYSTEMS, INC.

(fka Innovate Building Systems, Inc.)

NOTES TO AUDITED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $Nil and $712 at December 31, 2014 and 2013, respectively.

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

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at December 31, 2014 and 2013 was $-0- and $-0-, respectively.

IMPAIRMENT OF LONG- LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-0 through 15-5, Impairment or Disposal of Long- Lived Assets. At December 31, 2013 the Company recorded an impairment loss of $55,000 for the development of a website due to non-performance.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes financial instruments, specifically accounts payable, accrued expenses, and payables to related parties. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

XTERRA BUILDING SYSTEMS, INC.

(fka Innovate Building Systems, Inc.)

NOTES TO AUDITED FINANCIAL STATEMENTS

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION

The Company follows ASC 605, Revenue Recognition -The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company has not generated any revenues for the periods presented.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the years December 31, 2014 and 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2014 or December 31, 2013.

XTERRA BUILDING SYSTEMS, INC.

(fka Innovate Building Systems, Inc.)

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2014 and at December 31, 2013. As of December 31, 2014 the Company had 7,959,556,134 potential dilutive common shares, due to conversion features of the preferred stock outstanding.

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

Share-based expense for the periods ended December 31, 2014 and 2013 totaled $-0- and $-0-, respectively.

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

XTERRA BUILDING SYSTEMS, INC.

(fka Innovate Building Systems, Inc.)

NOTES TO AUDITED FINANCIAL STATEMENTS

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

NOTE 4. INCOME TAXES

At December 31, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of $34,442,685 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $10,512,664, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $10,512,664.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company has open tax periods, subject to IRS audit for the years 2009 through 2014.

XTERRA BUILDING SYSTEMS, INC.

(fka Innovate Building Systems, Inc.)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS' EQUITY

COMMON STOCK

On September 17, 2014, the Company amended its Articles of Incorporation. The Company has been authorized to issue 10,000,000,000 shares of common stock, $0.00001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

On December 4, 2013 the Company issued 29,743,712 shares of restricted common stock to Davisson and Associates escrow to facilitate an anticipated acquisition. The shares have been issued in certificate form in trust. In the event that the acquisition is not consummated, the shares will be returned into escrow, less fees incurred. There has been no expense or change in control recognized. The completion of the acquisition was not complete, however the shares have remained in escrow, in anticipation of other potential acquisitions that may arise.

During the month of December 2013 the Company allowed several non-related parties to convert a total of 21 shares of Series B Preferred stock into 5,250,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

During the month of August 2014 the Company allowed several non-related parties to convert a total of 515 shares of Series B Preferred stock into 51,505,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

At December 31, 2014 and December 31, 2013 there were 86,545,000 and 35,040,000 shares of common stock issued and outstanding, respectively.

PREFERRED STOCK

On September 17, 2014, the Company amended its Articles of Incorporation. The Company has been authorized to issue 100,000,000 shares of $0.00001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation.

Series A: 10 shares of preferred stock has been designated as Series A. The certificate of designations for the Preferred A Stock provides that it may only be issued in exchange for the partial or full retirement of debt held by management, employees or consultants, or as directed by a majority vote of the Board of Directors. Series A may be convertible into the number of shares of common stock which equals four times the sum of (i) the total number of shares of common stock which are issued and outstanding at the time of conversion, plus (ii) the total number of shares of Series B and Series C preferred stocks which are issued and outstanding at the time of conversion. The Series A class possesses a number of votes equal to the number of common stock equivalents, if converted.

XTERRA BUILDING SYSTEMS, INC.

(fka Innovate Building Systems, Inc.)

NOTES TO AUDITED FINANCIAL STATEMENTS

Series B: 999,999,990 shares of preferred stock has been designated as Series B. The certificate of designation for the Preferred B Stock provides that as a class shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. Preferred Series B will have liquidation rites, an amount equal to $1.00 per share, plus any declared but unpaid dividends for each share held. Each share will have 10 votes. Each share of Series B Preferred Stock shall be convertible into restricted common shares, at any time, and/or from time to time, into the number of shares of the Corporation’s Common Stock, par value $0.00001 per share, equal to the price of the Series B Preferred Stock, divided by the par value of the Common Stock, subject to adjustment as may be determined by the Board of Directors from time to time (the “Conversion Rate”).

On November 5, 2013 the Company cancelled 8,000 shares of Series B Preferred stock from a non-related party for non- performance of a contract.

During the month of December 2013 the Company allowed several non-related parties to convert a total of 21 shares of Series B Preferred stock into 5,250,000 unrestricted shares of common stock. The conversion rate was at par, $0.00001 according to the stated articles of designation.

On September 17, 2014, the Company amended its Articles of Incorporation. The amendment modified the terms of the Preferred Series A conversion exchange to common stock. As a result of this modification, the addition of a material conversion option triggered extinguishment accounting which requires the Company to fair value the new instrument and consider the incremental value of the fair value of the modified preferred stock over the carrying value at the date of the modification as a reduction of income available to common stockholders. The Preferred Series A was deemed to have a fair value of $13,741,679 based upon the converted valuation approach as the primary driver of value in the instrument, its common stock equivalency.

In addition, as a result of this new conversion feature, the Company cannot assert it has sufficient shares to settle both Preferred Series A and Preferred Series B and accordingly has reclassed such share to mezzanine equity. The Preferred Series A is reclassified at its modification fair value of $13,741,679.

At December 31, 2014 and December 31, 2013 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At December 31, 2014 and December 31, 2013 there were 76,133 and 76,648 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

NOTES PAYABLE

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by these related parties. Amounts represent advances or amounts paid in satisfaction of liabilities of the Company. The advances are considered temporary in nature and have not been formalized by a promissory note.

XTERRA BUILDING SYSTEMS, INC.

(fka Innovate Building Systems, Inc.)

NOTES TO AUDITED FINANCIAL STATEMENTS

During the year, David Alexander advanced to the Company $3,590 with no stated interest rate, payment terms and is due on demand.

On May 18, 2011 David Cupp loaned the Company $100 with no stated interest rate, payment terms and is due on demand. Additionally, payments were made on behalf of the Company in satisfaction of liabilities, totaling $27,541. The total amount due to Mr. Cupp, $27,641, was forgiven in 2014 and recognized as a contribution to capital. No amount was due to Mr. Cupp as of December 31, 2014.

During the year Mr. David Alexander accrued and unpaid consulting fees of $9,000.

Amounts due to related parties at December 31, 2014 and December 31, 2013 totaled $12,590 and $100, respectively.

OTHER

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

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Demand note from Brian Kistler. The note has no stated interest rate and no maturity date.	$	---	1,000

Demand note from Robin Hunt. The note has no stated interest rate and no maturity date.		---	2,000

Total notes payable	$	---	3,000
Less current portion		---	(3,000)
Long-term potion	$	---	---

Amounts due at December 31, 2013 were satisfied in payments made during the change in controls.

XTERRA BUILDING SYSTEMS, INC.

(fka Innovate Building Systems, Inc.)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9. SUBSEQUENT EVENTS

On February 9, 2015, Our Principal Executive Officer, David Cupp submitted his resignation to be effective immediately. There are no arrangements or understandings with Mr. Cupp regarding the election of directors or other matters. Mr. Cupp will remain a member of the Board of Directors for the Company.

Mr. David Alexander has assumed the role of Chief Executive Officer.

On February 10, 2015, the Company changed its principal address to 2555 Keats Road, North Vancouver, B.C. V7H 2M7.

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

