Form 10-Q
period 2015-03-31
Xterra Building Systems, Inc.
filed 2015-05-15
CIK 1409253

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-175692

Xterra Building Systems, Inc.
(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

20-8926549

(I.R.S. Employer Identification No.)

2555 Keats Road, North Vancouver, BC Canada V7H 2M7

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (778) 772-8184

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of May 15, 2015 was 86,545,000.

Part I. Financial Information

Item 1. Financial Statements.

Xterra Building Systems, Inc.
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$29,965	$22,878
Note payable, related party	11,454	3,590
Total Current Liabilities	41,419	26,468

TOTAL LIABILITIES	41,419	26,468

COMMITMENTS AND CONTINGENCIES

Preferred stock: Series A: 10 authorized; $0.00001 par value 1 and 1 share issued and outstanding, respectively	13,741,679	13,741,679
Stockholders' Deficit
Preferred stock: Series B: 99,999,990 authorized; $0.00001 par value 76,133 and 76,133 shares issued and outstanding, respectively	1	1
Common stock: 10,000,000,000 authorized; $0.00001 par value 86,545,000 and 86,545,000 shares issued and outstanding, respectively	865	865
Additional paid in capital	20,673,672	20,673,672
Accumulated deficit	(34,457,636)	(34,442,685)
Total Stockholders' Deficit	(41,419)	(26,468)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to unaudited financial statements

Xterra Building Systems, Inc. f/k/a Innovate Building Systems, Inc.
Condensed Statements of Operations (unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues	$-	$-

Operating Expenses
Professional fees	14,930	8,001
Selling, general and administrative expense	21	45
Total operating expenses	14,951	8,046

Net loss from operations	(14,951)	(8,046)

Net (loss) income	$(14,951)	$(8,046)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	86,545,000	35,040,000

See notes to unaudited financial statements

Xterra Building Systems, Inc.

Condensed Statements of Cash Flows

(unaudited)

	March 31,
	2015	2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(14,951)	$(8,046)
Adjustment to reconcile net loss to net cash provided in operations:
Changes in assets and liabilities:
Accounts payable	7,087	4,355
Net Cash (used in) provided by operating activities	(7,864)	(3,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	7,864	3,647
Net Cash provided by financing activates	7,864	3,647

Net change in cash and cash equivalents	-	(44)

Cash and cash equivalents
Beginning of period	-	712
End of period	$-	$688
Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The Company is headquartered in Indianapolis, Indiana.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results for the full fiscal year ending December 31, 2015.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at March 31, 2015 and December 31, 2014 were $nil and $nil, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2015 and December 31, 2014.

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

Share-based expense for the periods ended March 31, 2015 and 2014 were $-0- and $-0-, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2015. As of March 31, 2015, the Company had no dilutive potential common shares.

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

At March 31, 2015 and December 31, 2014 there were 86,545,000 and 86,545,000 shares of common stock issued and outstanding, respectively.

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

At March 31, 2015 and December 31, 2014 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At March 31, 2015 and December 31, 2014 there were 76,133 and 76,133 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

During the period, David Alexander advanced to the Company $11,454 ($3,590- December 31, 2014) with no stated interest rate, payment terms and is due on demand.

As of March 31, 2015, Mr. David Alexander accrued and unpaid consulting fees of $12,000 ($9,000- December 31, 2014).

On June 16, 2014, the Company had a change in control of the majority shares. In agreement, the shareholders forgave $27,641 of accounts payable and other debts due. The Company recognized the forgiveness as a contribution to capital.

OTHER

The Company’s officer and directors are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Xterra Building Systems, Inc. f/k/a Innovate Building Systems, Inc. for the period ended March 31, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Our Business Overview

Xterra Building Systems, Inc., a Florida corporation (the "Company"), provides marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana but have recently moved them to British Columbia, Canada.

On May 1, 2014, the Company entered into a share purchase agreement with Innovate Building Systems, Inc., an Alberta corporation, hereinafter referred to as “Innovate”. During the audit of Innovate, previously undisclosed material items were disclosed, consequently, on August 27, 2014, the Company terminated its share purchase agreement with Innovate.

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

Results of Operations for three months ended March 31, 2015 and March 31, 2014

Revenues

Total Revenue. Total revenues for the three months ended March 31, 2015 and 2014 were both $-0-, respectively.

Expenses

Total Expenses. Total operating expenses for the three months ended March 31, 2015 and 2014 were $14,951 and $8,046, respectively. Total expenses consisted of professional fees of $14,930 and $8,001 and selling, general and administrative expenses of $21 and 45 respectively. The change was due to consulting contracts that were fulfilled and expensed during the period ending March 31, 2015.

Financial Condition

Total Assets. Total assets at March 31, 2015 and December 31, 2014 were $Nil and $Nil, respectively.

Total Liabilities. Total liabilities at March 31, 2015 and December 31, 2014 were $41,419 and $26,468, respectively. Total liabilities consist of accounts payable of $29,965 and $22,878, a note payable to a director of $11,454 and $3,590, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss for the three months ended March 31, 2015 and 2014 of $14,951 and $8,046 respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At March 31, 2015 we had working capital deficit of $41,419. Our working capital is due to the results of operations.

Net cash from (used in) operating activities for the three months ended March 31, 2015 and 2014 was $(7,864) and $(3,691), respectively. Net cash used in operating activities includes our net loss and changes in working capital components, such as accounts payable.

Net cash provided by (used in) financing activities for the three months ended March 31, 2015 and 2014 was $7,864 and $3,647, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2015.

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

With respect to the period ending March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2014 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2015, the Company did not issue any unregistered shares of its common stock.

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

XTERRA BUILDING SYSTEMS, INC.

NAME	TITLE	DATE

/s/ David Alexander	Principal Executive Officer, Principal Accounting Officer,	May 15, 2015
David Alexander	Secretary and Chairman of the Board of Directors

