Form 10-Q
period 2015-06-30
Xterra Building Systems, Inc.
filed 2015-07-23
CIK 1409253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-175692

Xterra Building Systems, Inc.
(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

20-8926549

(I.R.S. Employer Identification No.)

624 Baycrest Drive, North Vancouver, B.C. V7G 1N8

(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (778) 772-8184

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The number of shares of the issuer's common stock, par value $.00001 per share, outstanding as of July 9, 2015 was 865,448.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Xterra Building Systems, Inc.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$16,639	$22,878
Note payable, related party	46,706	3,590
Total Current Liabilities	63,345	26,468

TOTAL LIABILITIES	63,345	26,468

COMMITMENTS AND CONTINGENCIES

Preferred stock, Series A: 10 authorized; $0.00001 par value 1 and 1 shares issued and outstanding, respectively	13,741,679	13,741,679
Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value
76,133 and 76,133 shares issued and outstanding, respectively	1	1
Common stock: 10,000,000,000 authorized; $0.00001 par value
865,448 shares issued and outstanding, respectively	9	9
Additional paid in capital	20,674,529	20,674,529
Accumulated deficit	(34,479,563)	(34,442,686)
Total Stockholders' Deficit	(63,345)	(26,468)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to interim condensed financial statements

Xterra Building Systems, Inc.
Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	21,906	4,252	36,836	12,250
Selling, general and administrative expense	22	45	42	90
Total operating expenses	21,922	4,297	36,877	12,340

Net loss from operations	(21,922)	(4,297)	(36,877)	(12,340)

Other income (expense)	-	-	-	-
Net loss	$(21,922)	$(4,297)	$(36,877)	$(12,340)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted average number of shares outstanding	865,448	350,400	865,448	350,400

See notes to interim condensed financial statements

Xterra Building Systems, Inc.

Condensed Statements of Cash Flows

(unaudited)

	June 30,
	2015	2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(36,877)	$(12,340)
Adjustment to reconcile net loss to net cash provided in operations:
Changes in assets and liabilities:
Accounts payable	(6,239)	(12,913)
Net Cash (used in) provided by operating activities	(43,116)	2,388

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	43,116	(3,100)
Net Cash provided by financing activates	43,116	(3,100)

Net change in cash and cash equivalents	-	(9,064)

Cash and cash equivalents
Beginning of period	-	712
End of period	$-	$-
Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

 See notes to interim condensed financial statements

XTERRA BUILDING SYSTEMS, INC.

Notes to Financial Statements

For the period ending June 30, 2015

(Unaudited)

NOTE 1. NATURE OF BUSINESS

The Company was incorporated in the State of Indiana as a for-profit Company on April 26, 2007. On June 26, 2012 the Company changed its domicile to the State of Florida. The Company was formed to provide consultation to the aquatic farming industry. The Company will provide consolidation opportunities for on-going and start-up aquatic farming operations. The Company's approach will be to assist aquatic farming operations with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the farms.

The Company is headquartered in Indianapolis, Indiana.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three month period ended June 30, 2015 are not necessarily indicative of the results for the full fiscal year ending December 31, 2015.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at June 30, 2015 and December 31, 2014 were $nil.

XTERRA BUILDING SYSTEMS, INC.

Notes to Financial Statements

For the period ending June 30, 2015

(Unaudited)

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

FINANCIAL INSTRUMENTS

The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION

The Company has not had significant revenues from operations. The Company follows ASC 605-, Revenue Recognition - The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

XTERRA BUILDING SYSTEMS, INC.

Notes to Financial Statements

For the period ending June 30, 2015

(Unaudited)

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 and December 31, 2014.

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

Share-based expense for the periods ended June 30, 2015 and 2014were $-0- and $-0-, respectively.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2015. As of June 30, 2015, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

XTERRA BUILDING SYSTEMS, INC.

Notes to Financial Statements

For the period ending June 30, 2015

(Unaudited)

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

XTERRA BUILDING SYSTEMS, INC.

Notes to Financial Statements

For the period ending June 30, 2015

(Unaudited)

NOTE 4. INCOME TAXES

At June 30, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of $34,479,563 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of $10,523,141, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $10,523,141.

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

The Company effected a 1 to 100 reverse stock split, declared effective on May 20, 2015. All shares and per shares presented have been adjusted to reflect the reverse stock split.

On December 4, 2013 the Company issued 297,437 shares of restricted common stock to Davisson and Associates escrow to facilitate an anticipated acquisition. The shares have been issued in certificate form in trust. In the event that the acquisition is not consummated, the shares will be returned into escrow, less fees incurred. There has been no expense or change in control recognized. We anticipate the completion of the acquisition in subsequent period.

At June 30, 2015 and December 31, 2014 there were 865,448 shares of common stock issued and outstanding, respectively.

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

Series B: The certificate of designation for the Preferred B Stock provides that as a class shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. Each share of Series B Preferred Stock shall be convertible, at any time, and/or from time to time, into the number of shares of the Corporation's Common Stock, par value $0.00001 per share, equal to the price of the Series B Preferred Stock, divided by the par value of the Common Stock, subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

On November 5, 2013 the Company cancelled 8,000 shares of Series B Preferred stock from a non-related party for non- performance of a contract.

XTERRA BUILDING SYSTEMS, INC.

Notes to Financial Statements

For the period ending June 30, 2015

(Unaudited)

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

At June 30, 2015 and December 31, 2014 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At June 30, 2015 and December 31, 2014 there were 76,133 and 76,133 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

As at June 30, 2015 and December 31, 2014, included in accounts payable was $15,000 and –$Nil-, respectively, due to an officer of the Company.

OTHER

The sole officer and both directors of the Company are involved in other businessactivities and may, in the future, become involved in other businessopportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulateda policy for the resolution of such conflicts.

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

XTERRA BUILDING SYSTEMS, INC.

Notes to Financial Statements

For the period ending June 30, 2015

(Unaudited)

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Demand note from David Alexander. The note has no stated interest rate and no maturity date.	$44,219	$3,590
Total notes payable	$44,219	$3,590
Less current portion	(44,219)	(3,590)
Long-term potion	$-	$-

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 9. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued, considered to be the date of filing with the Securities and Exchange Commission. Management has determined that there are no additional subsequent events to disclose.

Item 2. Management's Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Xterra Building Systems, Inc. f/k/a Innovate Building Systems, Inc. for the period ended June 30, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Our Business Overview

Xterra Building Systems, Inc., a Florida corporation (the "Company"), provides marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the "U.S."). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana but have recently moved them to British Columbia, Canada.

On May 1, 2014, the Company entered into a share purchase agreement with Innovate Building Systems, Inc., an Alberta corporation, hereinafter referred to as "Innovate". During the audit of Innovate, previously undisclosed material items were disclosed, consequently, on August 27, 2014, the Company terminated its share purchase agreement with Innovate.

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

In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company's securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See "Note 3 – Going Concern" in our financial statements for additional information as to the possibility that we may not be able to continue as a "going concern."

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

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report on Form 10-K.

Results of Operations for three months ended June 30, 2015 and June 30, 2014

Revenues

Total Revenue. Total revenues for the three months ended June 30, 2015 and June 30, 2014were both $-0-, respectively.

Expenses

Total Expenses. Total operating expenses for the three months ended June 30, 2015 (Q2-15) and June 30, 2014 (Q2-14) were $21,906 and $4,297, respectively. Total expenses consisted of professional fees of $9,687 in Q2-15 compared to $5,000 in Q2-14. This increase was due to fees paid to an officer of $3,000. During Q2-15 Filing fees were $5,243 compared to $5,501 for Q2-14.

Results of Operations for six months ended June 30, 2015 and June 30, 2014

Revenues

Total Revenue. Total revenues for the six months ended June 30, 2015 (YTD-15) and 2014 (YTD-14) were both $-0-, respectively.

Expenses

Total Expenses. Total operating expenses for the YTD15 and YTD14 were $36,877 and $12,340, respectively. Total expenses consisted of professional fees of $15,650 in YTD15 compared to $6,000 in YTD14. These increased costs of $9,650 was due to consulting agreement of $6,000 and increased audit fees. Filing fees were 21,186 in YTD15 as compared to $9,044 in YTD14. This $12,144 increase was due to $10,000 fees to belong to the OTC-QB, as well as additional filing fees for reporting of SEDAR in Canada.

Financial Condition

Total Assets. Total assets at June 30, 2015 and December 31, 2014 were $Nil and $Nil, respectively.

Total Liabilities. Total liabilities at June 30, 2015 and December 31, 2014 were $63,345 and $26,468, respectively. Total liabilities at June 30, 2015 and December 31, 2014 consist of non-related party accounts payable of $1,639 ($15,000 was due to a related party) and $13,878 ($9,000 is due to a related party) respectively; and a note payable to a director of $46,706 and $3,590, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss for the six months ended June 30, 2015 and 2014 of $63,345 and $12,340 respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At June 30, 2015 we had working capital deficit of $63,345. Our working capital is due to the results of operations.

Net cash from (used in) operating activities for the six months ended June 30, 2015 and 2014 was $(43,116) and $2,388, respectively. Net cash used in operating activities includes our net loss and changes in working capital components, such as accounts payable.

Net cash provided by (used in) financing activities for the six months ended June 30, 2015 and 2014 was $43,116 and $(2,388), respectively.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company's securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See "Note 3 – Going Concern" in our financial statements for additional information as to the possibility that we may not be able to continue as a "going concern."

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2015.

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

Item 4. Controls and Procedures.

(a) Management's Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2015, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company's management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2014 Annual Report on Form 10-K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2015, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

		(3.2)	Amended Articles of Incorporation filed with Form 8-K on April 24, 2014.	See Exhibit Key

		(3.3)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10-4)	Share Purchase Agreement dated June 4, 2014	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document	Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document	Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.

3.3	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.4	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on June 4, 2014

14.0	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTERRA BUILDING SYSTEMS, INC.

NAME	TITLE	DATE

/s/ David Alexander	Principal Executive and Accounting Officer, Chief Financial Officer	July 23, 2015
David Alexander	Secretary and Member of the Board of Directors

