Form 10-K
period 2015-12-31
North America Frac Sand, Inc.
filed 2016-04-14
CIK 1409253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54757

North America Frac Sand, Inc. (formally known as Xterra Building Systems, Inc.)
(Exact Name of Registrant as specified in its charter)

Florida	20-8926549
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

Unit 9B – 218, 105th Street East, Saskatoon, Saskatchewan, Canada	S71 0J9
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 306-281-7334

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.00001 par value

(Title of class)

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☒ Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal quarter. On April 5, 2016, the market value of the 9,115,448 shares held by non-affiliates was $455,772.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

April 14, 2016: 46,915,446 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

2

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of North America Frac Sand, Inc. for the year ended December 31, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

Item 1. Business

North America Frac Sand, Inc., is a Florida corporation, (the "Company"). Historically, the Company has been in the business of providing marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the "U.S."). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

In early 2014, we entered into a share purchase agreement with Innovate Building Systems Inc., an Alberta Company involved in the business of constructing modular building systems markets primarily for the oil and gas industry in Alberta, Canada. In August 2014 we terminated the share purchase agreement and decided not to go ahead with the acquisition. On July 10, 2015, we entered into a share purchase agreement with Canadian Sandtech Inc. ("CSI") to acquire 100% of the issued and outstanding shares of North America Frac Sand (CA) Ltd. ("NAFS-CA") by issuing to CSI 26,800,000 shares of the Company. All terms of the acquisition were finalized on February 29, 2016; therefore, subject to the completion of the audit, the required Super 8-K will be finalized shortly.

Description of Principal Products, Services And Their Markets

We were founded in April 2007 and are based in Indianapolis, Indiana. In June of 2012 we changed our domicile from the state of Indiana to the State of Florida. Shortly after formation and during the organizational period in 2007, our previous CEO and President's son, was diagnosed with infantile spasms. Consequently, operations were limited, allowing Mr. Cupp to tend to his son's care. During 2012, our previous CEO and President's son was again diagnosed with continuation of the infantile spasms requiring a second brain surgery, thus limiting the time our CEO was able to spend on the implementation of the 12-18 month plan of operations. Therefore, as a result the following is reflective of the delay and is still our current plan.

We have conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of various aquatic farm projects

We currently conduct our marketing operations primarily in Indiana.

Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offerings of our company's securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct a private offering under Section 4(2) of the Securities Act of 1933.

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

Distribution Methods Of The Products Or Services

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

Status Of Any Publicly Announced New Product Or Service

Not applicable

Competitive Business Conditions And The Smaller Reporting Company's Competitive Position In The Industry And Methods Of Competition

Aquaculture Industry

Aquaculture is the farming of aquatic animals or plants. Aquaculture is the fastest growing segment in the food production system and has been for the past two decades. According to a study by the World Food and Agriculture Organization ("FAO") published March 2, 2009 world fisheries production reached a new high of 143.6 million metric tons, including farmed and ocean caught product. Based on the FAO's projections, it is estimated that in order to maintain the current level of per capita consumption, global aquaculture production will need to reach in excess of 80 million tons of fish by 2050.

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

The United States population is vast, with an annual shrimp consumption of approximately 1.25 billion pounds, approximately 4 pounds per capita. The current average wholesale cost for frozen and delivered shrimp is $3 to $5 per pound, depending on quality and season,. The target market for the Company is to establish assist the establishment of production facilities and distribution networks in metropolitan areas of the United States, as well as international distribution networks through Joint Venture partnerships throughout the world. This should allow the Company to capture a significant portion of shrimp sales by offering locally grown, environmentally "green", naturally grown, fresh shrimp at competitive wholesale prices.

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

☐	Increase Sales. Our growth strategy is to increase our Sales volume by expanding our presence in our current geographic markets and by entering new geographic markets.

☐

Internal Growth. We intend to continue to recruit highly-qualified sales professionals and support staff. Our compensation plan will include stock options and stock bonuses for production enhancing our ability to recruit and retain key employees.

In executing our business strategy, we focus on the following elements:

☐

Leveraging Technology to Maximize Efficiency. We utilize the internet to give our clients easy access to our company. We will continue to utilize technology to reduce operating costs, improve communication with clients, and centralize data among our branch operations.

☐

Promoting Sales & Recruitment Culture. To maintain a culture of continuous growth and recruitment, we have implemented a program whereby employees are encouraged to recruit earning them additional equity ownership.

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

Not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

Not applicable

Need For Any Government Approval Of Principal Products Or Services

Not applicable

Effect Of Existing Or Probable Governmental Regulations On The Business

Not applicable

Estimate Of The Amount Spent During Each Of The Last Two Fiscal Years On Research And Development Activities And The

The Company planned the milestones over the next twelve months:

0-3 Months	Create contact plan for current operational farms Explore online marketing options Interview producing aquatic farmers
4-6 Months
  Begin development of Online Marketing Website
  Hire photographer and determine farm operations to use for literature
  Continue design literature explaining our services
  Negotiate for online merchant account

7-9 Months	Finish Website Add content to website
10-12 Months	Analyze online marketing and make necessary changes for increased exposure Prepare for year 2 marketing

  The estimated costs for providing the services outlined in year one is approximately $150,000 and year two $250,000.

  Extent To Which The Cost Of Such Activities Is Borne Directly By Customers

  Not applicable

  Subsequent Events

  The status of our acquisition of North America Frac Sand (CA) Ltd. ("NAFS-CA") is that all terms have been met and that we are in the position to close. Actual Closing will take place upon the completion of the audit of NAFS-CA at which time the Super Form 8-K will be filed.

  The terms of the leases being acquired are as follows:

  NAFS-CA owns approximately 30,000 acres of mineral leases approximately 30 kilometers east of Saskatchewan, Canada, called the Eagle Creek leases.

  A description of the Eagle Creek mineral leases is as follows:

Lease	Description of Lease	Lease Rate
# 1	Section 11, NE ¼ of Section 2, N (½) of Section 3, in Township 38, Range 10, West of the 3rd Meridian, as to the surface rights referenced in the Certificate of Title.

  Up front payment of $3,000. Ten year lease dated July 17, 2015, automatically extended for second 10 years if royalties are being paid. Lease rate is $1 per acre per year. Royalty rate is $5.00 per ton of processed ore sold at $80 per metric ton or less, and $5.00 plus the 10% of the difference between sales price greater than $80 and $80 per metric ton.

# 2

  West ½ of Section 2, Township 38, Range 10, West of the 3rd Meridian, portion of NW (¼) of Section 35 on Township 37, Range 10, West of the 3rd Meridian, as to the surface rights referenced in the Certificate of Title.

  Ten year lease dated June 21, 2008, automatically extended for second 10 years if royalties are being paid. Lease rate is $1 per acre per year. Royalty rate is $3.00 per ton if 25% waste, $4.00 per ton if 20% waste, and $5.00 per ton if 15% or less waste.

  Management of NAFS-CA has broken down their financial requirements in a number of phases, each of which is dependent on the success of the previous phase.

  The first phase will be to continue with the exploration of the 30,000 acres of mineral leases and to complete a NI 43-101. The results of this finding should result in further recommendations from the independent geological consultant as to subsequent phases of activity. We expect that our second phase will build upon the recommendations of the first phase.

  The end result of the exploration and testing will to try to establish an economic resource, complete a full feasibility study and develop such resource.

  Management of NAFS-CA feel that the following is required start:

•	Drill and assay additional test holes as recommended by our independent geological consultant. Complete a NI Form 43-101.

•	Based on the NI Form 43-101 drill and assay additional test holes.

  Item 1A. Risk Factors

  Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

  Item 1B. Unresolved Staff Comments

  None

  Item 2. Properties

  Our offices, are located at Bay 9B – 318 – 105th Street East, Saskatoon, Saskatchewan S7N 1Z3. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months.

  For information on the leases see Item 1. Subsequent Events.

  Item 3. Legal Proceedings

  We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

  Item 4. Mine safety disclosures

  Not Applicable

  PART II.

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Market Information

  North America Frac Sand Inc. trades on the OTC-QB market under the trading symbol NASF. Trading for NAFS for the last two years by quarter is as follows:

Period	High	Low	Close
Q1-2014	$10.00	$10.00	$10.00
Q2-2014	$56.00	$48.00	$49.00
Q3-2014	$49.00	$49.00	$49.00
Q4-2014	$49.00	$2.00	$2.00

Q1-2015	$0.02	$0.02	$0.02
Q2-2015	$0.07	$0.02	$0.07
Q3-2015	$0.90	$0.07	$0.35
Q4-2015	$0.40	$0.05	$0.12

  Holders

  As of April 14, 2016 there were 414 shareholders of record of our common stock.

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

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this report. The management's discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

  Our Business Overview

  North America Frac Sand, Inc. is a Florida corporation (the "Company"). During the year ended December 31, 2015, the Company entered into an agreement to acquire North America Frac Sand (CA) Ltd ("NAFS-CA")., an Alberta Corporation. We completed the due diligence on February 29, 2016 and have agreed to close formally upon completion of the audit of NAFS-CA.

  The Company was providing consulting services to independent aquatic farming operators and other market participants located in the Midwest of the United States. Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

  On April 25, 2014 the Company entered into a Share Purchase Agreement to acquire the issued and outstanding shares of Innovate Building Systems, Inc., ("Innovate") a manufacturer of modular buildings located in Edmonton Alberta, Canada. In accordance with the Agreement, the Company changed its name from New Found Shrimp, Inc. to Innovate Building Systems, Inc. In the course of the due diligence, the Innovate (the Alberta Company) was unable to supply audited financial statements. For this and other reasons, the Company decided not to proceed with the acquisition. On September 9, 2014, the Company changed its name from Innovate Building Systems Inc. to Xterra Building Systems Inc.

  On July 10, 2015, the Company entered into a Share Purchase Agreement to acquire the issued and outstanding shares of North America Frac Sand (CA) Ltd. ("NAFS-CA"). where the Company would issue 37,800,000 shares of common stock in the Company in exchange for the issued and outstanding shares of NAFS-CA. In accordance with the agreement, the Company changed its name from Xterra Building Systems, Inc. to North America Frac Sand, Inc. The final release of the shares held in escrow is subject to the completion the audit of NAFS-CA and the requisite filings.

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

  Results of Operations for the year ended December 31, 2015 and December 31, 2014

Expenses	31-Dec-15	31-Dec-14	Difference	Explanation
Audit	$10,700	$9,000	$1,700	Additional audit fees 2014 recorded in 2015
Consulting	14,000	9,000	5,000	Additional fees to President
Edgar Filings	4,215	2,996	1,219	Increased filings
Listing Fees	10,340	-	10,340	Listed fee for OTC QX
Legal Fees	7,593	6,351	1,242	North America Frac Sand acquisition, roll back and name change.
News Releases	4,139	-	4,139	Increased investor awareness program
Sedar Fees	5,294	-	5,294	Annual cost to meet Canadian regulatory compliance.
Transfer Agent Fees	9,020	11,211	(2,191)
Administration	116	250	(134)
Total Expenses	65,416	38,808	26,608
Conversion benefit to Series A preferred shares on amendment to share structure	-	13,741,679	(13,741,679)	Calculated benefit to owners of Series A preferred shares.
Net Loss	$65,416	$13,780,487	$(12,118,071)

  Financial Condition

  Total Assets. Total assets at December 31, 2015 and 2014 were $Nil and $Nil, respectively.

  Total Liabilities. Total liabilities at December 31, 2015 and 2014 were $91,884 and $26,468, respectively. Total liabilities consist of accounts payable of $1,302, related party accounts payable of $23,000; and note payable to related party of $67,582 (2014 - accounts payable of $13,878, related party accounts payable of $9,000; and note payable to related party of $3,590).

  Liquidity

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

  The Company sustained a loss for the years ended December 31, 2015 and 2014 of $65,416 and $13,780,487, respectively. The Company has an accumulated deficit of $34,508,101. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  We are presently not able to meet our obligations as they come due. At December 31, 2015 we had working capital deficit of $91,884. Our working capital deficit is due to the results of operations.

  Net cash used in operating activities for the years ended December 31, 2015 and 2014 was $63,992 and $1,202, respectively.

  Net cash provided by financing activities for the years ended December 31, 2015 and 2014 was $63,992 and $490, respectively.

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

  Capital Resources

  We have no material commitments for capital expenditures as of December 31, 2015.

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

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  On July 3, 2015, the Company dismissed Messineo & Co. CPA's LLC. On July 6, 2015, the Company appointed BF Borgers CPA PC. There have been no Changes in or Disagreement with BF Borgers CPA PC on Accounting and Financial Disclosure.

  Item 9A. Controls and Procedures

  (a) Management's Annual Report on Internal Control over Financial Reporting

  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

  As of December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

  Management's Remediation Initiatives

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

  This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

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

Name	Age	Position
David R. Cupp	37	Director, resigned as President, Secretary and Chairman of the Board of Directors on February 7, 2015(1), resigned as director March 15, 2016.
David M. Alexander	65	Director, President, Secretary and Chairman of the Board of Directors since February 7, 2015(1)

  ____________

  (1) Mr. Alexander will serve as a director until the next annual shareholder meeting.

  Background of Executive Officers and Directors

  Mr. David Alexander is a Chartered Accountant with other 25 years' experience in providing audit, accounting, and consulting services to both private and public companies. In the last five years Mr. Alexander has served as a director of Shalex Energy Corporation (oil and gas) from May 2012 - September 2013, WasteFixx Systems Inc. (water and soil clean up) from May 2013 - September 2013, and has since January 2016 served as the Chief Financial Officer of Veritas Pharma Inc. (pharmaceuticals). Mr. Alexander additionally provides business consulting services to several clients through his consulting practice. Based upon the aforementioned background and experience, Company principals believe that Mr. Alexander is eminently qualified to discharge the duties required for the directorship of the Company. On February 9, 2015, Mr. David Alexander assumed the role of Chief Executive Officer.

  Mr. Cupp is a 2001 graduate of Ball State University with a Bachelor's Degree in Secondary Education. He continued his education at Olivet Nazarene University and holds a Master's Degree in Education. Mr. Cupp has over 11 years of teaching and coaching experience and is currently the girls head basketball coach Avon High School, Indianapolis, Indiana. Mr. Cupp has shown the ability to create a winning team in each of his coaching assignments. Mr. Cupp has participated in many leadership and counseling camps during his tenure as teacher and coach at such prestigious institutions as Duke, Marquette, Ball State, and the University of Illinois. During the past five years Mr. Cupp has been primarily focused on his full time employment as a High School teacher and Girls Basketball coach in Indianapolis, Indiana. Other than the company Mr. Cupp does not have any other business experience. Mr. Cupp resigned as an officer of the Company on February 9, 2015, and as a director of the Company on March 15, 2016.

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

  We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company's business.

  Item 11. Executive Compensation

  The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2015, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the "Named Executive Officers." Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

  SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal		Salary	Bonus	Stock	Option	Non-equity incentive plan	Nonqualified deferred compensation earnings	All other compensation
position	Year	($)	($)	Awards	Awards	compensation	($)	($)	Total

David R. Cupp (1), President	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David R. Cupp (1), President	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David R. Cupp (1), President	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David M Alexander President	2014	$9,000	-0-	-0-	-0-	-0-	-0-	-0-	$9,000
David M Alexander President	2015	$14,000	-0-	-0-	-0-	-0-	-0-	-0-	$14,000

  _____________________

  (1) There is no employment contract with Mr. Cupp at this time. Nor are there any agreements for compensation in the future. A salary and stock option and/or warrants program may be developed in the future

  (2) The restricted stock was valued at the last trade price on the day of issuance in accordance with ASC 718.

  (3) There is no employment contract with Mr. Alexander at this time. Nor are there any agreements for compensation in the future. A salary and stock option and/or warrants program may be developed in the future

  Compensation Committee Interlocks and Insider Participation

  Our current Board of Directors consist of David M. Alexander (Mr. David R. Cupp resigned March 15, 2016). We will be appointing two directors as required under the Share Purchase Agreement with NAFS – CA.

  Director Compensation

  There are currently no compensation arrangements in place for members of the board of directors.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2015, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class (2)
Common Stock	Canadian Sandtech Inc. Ray Newton and Dwight Newton Bay 9B, 318 – 105 Street East Saskatoon, SK S7N 1Z3	37,800,000	(3)	82.8%

Common Stock	David R. Cupp 7830 Inishmore Dr. Indianapolis, IN 46241	400		0.000%

Common Stock	All Executive Officers and Directors as a Group (1)	400		0.000%

  ________________

  (1) The percentages are based on of 46,915,446 shares of common stock issued and outstanding as of the date of this report

  (2) A total of 45,665,448 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

  (3) These shares are being held in escrow by the Company's attorneys.

  Item 13. Certain Relationships and Related Transactions, and Director Independence

  Transactions with Related Persons, Promoters and Certain Control Persons

  On July 3, 2012, the Company issued to David R. Cupp one share of our Class A Convertible Preferred Stock (the "Preferred A Stock") and forty thousand (40,000), post reverse split, of our Common Stock. Mr. Cupp was issued the common stock and the Preferred A Stock in connection with and as consideration for his agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.

  Mr. Alexander has charged management fees of $14,000 in 2015 and $9,000 in 2014.

  Our offices are currently located Bay 9B – 318 – 105th Street East, Saskatoon, Saskatchewan S7N 1Z3.

  Future Transactions

  Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by our board of directors.

  Director Independence

  We do not presently have any independent directors. We consider independent directors to be individuals who are not employed by the Company in any capacity and who do not have any equity ownership interest in the Company. Our Board of Directors is comprised of our President, David Alexander who also serves as our Secretary/Treasurer. Until March 21, 2016, Mr. Cupp also served on the Board of Directors. Mr. Cupp is currently majority shareholder of the company's common equity. We intend to seek independent directors for our board of directors when the market conditions improve and we are able to provide compensation for our board of director members.

  Item 14. Principal Accounting Fees and Services

	2015	2014
Audit fees	10,700	9,500
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

  The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors, which consists of our sole director only.

  PART IV

  Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

		(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.4)	Share Purchase Agreement dated April 25, 2014	See Exhibit Key

		(10.5)	Amendment to Share Purchase Agreement dated June 11, 2014	See Exhibit Key

		(10.6)	Termination of Share Purchase Agreement dated August 27, 2014	See Exhibit Key

		(10.7)	Share Purchase Agreement dated July 10, 2015	See Exhibit Key

		(10.8)	Amendment to Share Purchase Agreement dated October 5, 2015	See Exhibit Key

		(10.9)	Amendment to Share Purchase Agreement dated November 25, 2015	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(31.2)	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)		XBRL Instance Document		Filed herewith
(101.SCH)		XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)		XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)		XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)		XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)		XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

3.1	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.4	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on April 24, 2014

10.5	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on June 11, 2014

10.6	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on August 27, 2014

10.7	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on July 17, 2015

10.8	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on October 5, 2015

10.9	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 27, 2015

14.0	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  NORTH AMERICA FRAC SAND, INC.

NAME	TITLE	DATE

/s/ David Alexander	Principal Executive Officer, Principal Accounting Officer,	April 14, 2016
David Alexander	Chief Financial Officer, Secretary and Chairman of the Board of Directors

  Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

  Which Have Not Registered Securities Pursuant to Section 12 of the Act

  NONE

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of North America Frac Sand, Inc.:

  We have audited the accompanying balance sheets of North America Frac Sand, Inc. ("the Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

  In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of North America Frac Sand, Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ B F Borgers CPA PC

  B F Borgers CPA PC
  Lakewood, CO
  April 14, 2016

North America Frac Sand, Inc. (fka Xterra Building Systems, Inc.) Balance Sheets

	December 31,		December 31,
	2015		2014

ASSETS
Current Assets
Cash and cash equivalents	$	---	$	---
Prepaid Expense		---		---
Total Current Assets		---		---

Non-current Assets
Net Intangible Assets		---		---
TOTAL ASSETS	$	---	$	---

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable		$24,302		$22,878
Note payable, related party		67,582		3,590
Note payable		---		--
Total Current Liabilities		91,884		26,468

TOTAL LIABILITIES		91,884		26,468

COMMITMENTS AND CONTINGENCIES

Preferred stock, Series A: 10 authorized; $0.00001 par value 1 and 1 shares issued and outstanding on December 31, 2015 and December 31, 2014, respectively		13,741,679		13,741,679
Preferred stock, Series B: 99,999,999 authorized; $0.00001 par value 76,105 and 76,133 shares issued and outstanding on December 31, 2015 and 2014, respectively		1		1
Common stock: 10,000,000,000 authorized; $0.00001 par value 45,665,448 and 865,450 shares issued and outstanding on December 31, 2015 and December 31, 2014, respectively		457		9
Additional paid in capital		20,674,081		20,674,529
Accumulated deficit		(34,508,102)		(34,442,686)
Total stockholders' deficit		(91,884)		(26,468)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	---	$	---

  See notes to audited financial statements

  North America Frac Sand, Inc.

  (fka Xterra Building Systems, Inc.)

  Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Revenues:
Net sales	$ ---	$ ---
Total revenues	---	---

Cost and expenses:
Professional fees	61,277	38,808
Communication costs	4,339	---
Total operating expenses	65,416	38,808
Income (loss) from Operations	(64,416)	(38,808)

Net loss available to common stockholders	(64,416)	(38,808)

Increased valuation of preferred stock, series A	--	(13,741,679)
Net loss	$(64,416	$(13,780,487)

Loss per common shares	$(0.00)	$(21.14)

Basic weighted average number of Common shares outstanding	21,388,599	651,991

North America Frac Sand, Inc.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
From January 1, 2014 to December 31, 2015

							Additional
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		paid-in
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2014	—	$—	76,648	$1	350,400	$4	$20,646,893	$(20,662,199)	$(15,301)

Non-related parties converted 515 shares of Series B Preferred stock into 51,505,000 shares of unrestricted common stock at par, $0.00001 on August 5, 2014	---	---	(515)	—	515,050	5	(5)	—	---

Debt forgiveness	---	---	—	—	—	—	27,641		27,641

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

	1	13,741,679							13,741,679

Net loss	---	---	—	—	—	—	—	$(13,780,487)	$(13,780,487)

Balance at December 31, 2014	1	$13,741,679	76,133	$1	865,450	$9	$20,674,529	$(34,442,686)	$(26,468)

The Company facilitated 1 to 100reverse stock split declared effective on May 20, 2015 by FINRA, adjustment for fractional shares	—	—	—	—	(2)	—	—		—

Issuance of 37,800,000 restricted shares of common stock at par $0.00001 into escrow to facilitate the North America Frac Sand (CA) Ltd. on July 10, 2015	—	—	—	—	37,800,000	378	(378)		0

Non-related parties converted 15 shares of Series B Preferred stock into 3,750,000 shares of unrestricted common stock at par, $0.00001 on July 17, 2015	—	—	(15)	—	3,750,000	38	(38)	—	—

Non-related parties converted 2 shares of Series B Preferred stock into 500,000 shares of unrestricted common stock at par, $0.00001 on August 25, 2015	—	—	(2)	—	500,000	5	(5)	—	—

Non-related parties converted 3 shares of Series B Preferred stock into 750,000 shares of unrestricted common stock at par, $0.00001 on September 8, 2015	—	—	(3)	—	750,000	7	(7)	—	—

Non-related parties converted 8 shares of Series B Preferred stock into 2,000,000 shares of unrestricted common stock at par, $0.00001 on October 23 2015	—	—	(8)	—	2,000,000	20	(20)	—	—

Net loss	—	—	—	—	—	—	—	$(65,416)	$(65,416)

Balance at December 31, 2015	1	$13,741,679	76,105	$1	45,665,448	$457	$20,674,081	$(34,508,102)	$(91,884)

  see notes to unaudited condensed financial statements

  North America Frac Sand, Inc.

  (fka Xterra Building Systems, Inc.)

  Statements of Cash Flow

	Year Ended		Year Ended
	December 31,		December 31,
	2015		2014

Cash flows from operating activities:
Net loss		$(64,416)		$(13,780,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Increased valuation of preferred stock, series A		---		13,741,679
Changes in assets and liabilities:
Prepaid expense		---		---
Accounts payable		1,424		37,606
Net cash (used in) provided by operating activities		(63,992)		(1,202)

Cash flows from financing activities:
Repayment of notes payable		---		(3,100)
Advances under related party note payable		63,992		3,590
Net cash provided by financing activities		63,992		490

Net change in cash and cash equivalents		---		(712)

Cash and cash equivalents
Beginning of period		---		712
End of period	$	---	$	---

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---
Interest	$	---	$	---

  see notes to unaudited condensed financial statements

  NORTH AMERICA FRAC SAND, INC.

  (fka Xterra Building Systems, Inc.)

  NOTES TO AUDITED FINANCIAL STATEMENTS

  NOTE 1. NATURE OF BUSINESS

  ORGANIZATION

  The Company is Florida corporation which was incorporated on April 26, 2007. The Company was formed as New Found Shrimp, Inc. to provide consultation to the aquatic farming industry. It was the Company's plan to provide consolidation opportunities for on-going and start up aquatic farming operations. The Company's approach was to be to assist aquatic farming operations with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the farms. On April 25, 2014, the Company changed its name to Xterra Building Systems, Inc. On July 10, 2015, the Company entered into a Share Purchase Agreement with Canadian Sandtech Inc. to acquire its wholly owned subsidiary, North America Frac Sand (CA) Ltd. ("NASD-CA"). In accordance with this Share Purchase Agreement, the Company issued 37,800,000 shares of common stock and placed these shares in escrow. On September 17, 2015, the Company changed its name to North America Frac Sand, Inc. On February 29, 2016, all subjects were removed by the Company to close on the acquisition of NASD-CA, except for the issuance of audited financial statements. NASD-CA has approximately 30,000 acres of mineral leases located approximately 30 kilometers east of Saskatoon Saskatchewan.

  The Company is now headquartered in Saskatoon, Saskatchewan.

  NOTE 2. GOING CONCERN

  The Company has a history of losses, including $65,416 and $13,780,487 the years ending December 31, 2015 and 2014, respectively. Losses result in an accumulated deficit of $34,508,101. The Company has negative working capital of $91,884 and $26,468 as at December 31, 2015 and 2014 respectively. The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

  NORTH AMERICA FRAC SAND, INC.

  (fka Xterra Building Systems, Inc.)

  NOTES TO AUDITED FINANCIAL STATEMENTS

  CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $Nil at December 31, 2015 and 2014, respectively.

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

  INTANGIBLE ASSETS

  The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at December 31, 2015 and 2014 was $-0- and $-0-, respectively.

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

  FINANCIAL INSTRUMENTS

  The Company's balance sheet includes financial instruments, specifically accounts payable, accrued expenses, and payables to related parties. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

  NORTH AMERICA FRAC SAND, INC.

  (fka Xterra Building Systems, Inc.)

  NOTES TO AUDITED FINANCIAL STATEMENTS

  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

  RESEARCH AND DEVELOPMENT

  The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the years December 31, 2015 and 2014.

  DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

  The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2015 or December 31, 2014.

  NET INCOME (LOSS) PER COMMON SHARE

  Net income (loss) per share is calculated in accordance with ASC 260, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

  Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2015 and at December 31, 2014. The Series B Preferred stock can be converted to common shares at a rate determined by the Board of Directors.

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

  Share-based expense for the periods ended December 31, 2015 and 2014 totaled $-0- and $-0-, respectively.

  NORTH AMERICA FRAC SAND, INC.

  (fka Xterra Building Systems, Inc.)

  NOTES TO AUDITED FINANCIAL STATEMENTS

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

  In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

  NOTE 4. INCOME TAXES

  At December 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of $34,508,101 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of $12,275,734, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $12,275,734.

  Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

  The Company has open tax periods, subject to IRS audit for the years 2009 through 2015.

  NORTH AMERICA FRAC SAND, INC.

  (fka Xterra Building Systems, Inc.)

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

  During the month of August 2014 the Company allowed several non-related parties to convert a total of 515 shares of Series B Preferred stock into 515,050 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

  On July 10, 2015, the Company issued 37,800,000 shares of the Company pursuant to a Share Purchase Agreement. The 37,800,000 shares were placed into escrow pending the Closing of the acquisition of NAFS-CA.

  On July 17, 2015, the Company allowed several non-related parties to convert a total of 15 shares of Series B Preferred stock into 3,750,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

  On August 25, 2015, the Company allowed several non-related parties to convert a total of 2 shares of Series B Preferred stock into 500,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

  On September 18, 2015, the Company allowed several non-related parties to convert a total of 3 shares of Series B Preferred stock into 750,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation

  On October 13, 2015, the Company allowed several non-related parties to convert a total of 8 shares of Series B Preferred stock into 2,000,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation

  At December 31, 2015 and December 31, 2014 there were 45,665,448 and 865,450 shares of common stock issued and outstanding, respectively.

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

  NORTH AMERICA FRAC SAND, INC.

  (fka Xterra Building Systems, Inc.)

  NOTES TO AUDITED FINANCIAL STATEMENTS

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

  Series B: 999,999,990 shares of preferred stock has been designated as Series B. The certificate of designation for the Preferred B Stock provides that as a class shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. Preferred Series B will have liquidation rites, an amount equal to $1.00 per share, plus any declared but unpaid dividends for each share held. Each share will have 10 votes. Each share of Series B Preferred Stock shall be convertible into common shares, at any time, and/or from time to time, into the number of shares of the Corporation's Common Stock, par value $0.00001 per share, equal to the price of the Series B Preferred Stock, divided by the par value of the Common Stock, subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

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

  In addition, as a result of this new conversion feature, the Company cannot assert it has sufficient shares to settle both Preferred Series A and Preferred Series B and accordingly has re-classed such share to mezzanine equity. The Preferred Series A is reclassified at its modification fair value of $13,741,679.

  At December 31, 2015 and December 31, 2014 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

  At December 31, 2015 and December 31, 2014 there were 76,106 and 76,133 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

  OPTIONS AND WARRANTS

  There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

  NOTE 6. RELATED PARTY TRANSACTIONS

  NOTES PAYABLE

  In support of the Company's efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by these related parties. Amounts represent advances or amounts paid in satisfaction of liabilities of the Company. The advances are considered temporary in nature and have not been formalized by a promissory note.

  As of December 31, 2015, David Alexander had advanced to the Company $67,582 ($3,590-2014) with no stated interest rate, payment terms and is due on demand.

  On May 18, 2011 David Cupp loaned the Company $100 with no stated interest rate, payment terms and is due on demand. Additionally, payments were made on behalf of the Company in satisfaction of liabilities, totaling $27,541. The total amount due to Mr. Cupp, $27,641, was forgiven in 2014 and recognized as a contribution to capital. No amount was due to Mr. Cupp as of December 31, 2015 or 2014.

  NORTH AMERICA FRAC SAND, INC.

  (fka Xterra Building Systems, Inc.)

  NOTES TO AUDITED FINANCIAL STATEMENTS

  As of the year ending December 31, 2015, Mr. David Alexander accrued and unpaid consulting fees of $14,000 ($9,000 – 2014).

  Amounts due to related parties at December 31, 2015 and December 31, 2014 totaled $90,582 and $12,590, respectively.

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

  NOTE 8. SUBSEQUENT EVENTS

  On March 21, 2016, the Company announced the resignation of Mr. David Cupp as Director of the Company.

  On March 21, 2016, the Company changed its principal address to Unit 9B, 218 105th Street East, Saskatoon, Saskatchewan, S7I 0J9.

  On March 28, 2016, the Company issued 1,250,000 of shares of common stock pursuant to the conversion of 5 Series B Preferred Shares.

  The completion of the reverse merger with North America Frac Sand (CA) Ltd. and the shares held in escrow will be released subject to the completion of the audited financial statements of North America Frac Sand (CA) Ltd and completion of the requisite filing.

  Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

