Form 10-Q
period 2016-03-31
North America Frac Sand, Inc.
filed 2016-05-20
CIK 1409253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-175692

North America Frac Sand, Inc.
(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

20-8926549

(I.R.S. Employer Identification No.)

9B-318, 105th Street East, Saskatoon, Saskatchewan S7I 0J9

 (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (306) 281-7334

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

The number of shares of the issuer's common stock, par value $.00001 per share, outstanding as of May 19, 2016 was 47,415,448.

Part I. Financial Information

Item 1. Financial Statements.

North America Frac Sand, Inc.

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,774	$1,302
Accounts payable – related party	74,799	23,000
Note payable, related party	78,284	67,582
Total Current Liabilities	158,857	91,884

TOTAL LIABILITIES	158,857	91,884

COMMITMENTS AND CONTINGENCIES

Preferred stock: Series A: 10 authorized; $0.00001 par value 1 and 1 share issued and outstanding, respectively	13,741,679	13,741,679
Stockholders' Deficit
Preferred stock: Series B: 99,999,990 authorized; $0.00001 par value 76,103 and 76,105 shares issued and outstanding, respectively	1	1
Common stock: 10,000,000,000 authorized; $0.00001 par value 46,165,448 and 45,665,448 shares issued and outstanding, respectively	462	457
Additional paid in capital	20,674,075	20,674,081
Accumulated deficit	(34,575,074)	(34,508,102)
Total Stockholders' Deficit	(158,857)	(91,884)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to unaudited financial statements

North America Frac Sand, Inc.
Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
Communication	5,076	-
Professional fees	55,525	14,930
Selling, general and administrative expense	6,371	21
Total operating expenses	66,972	14,951

Net loss from operations	(66,972)	(14,951)

Net (loss) income	$(66,972)	$(14,951)

Basic and diluted loss per share	$(0.00)	$(0.02)

Weighted average number of shares outstanding	45,681,752	865,450

See notes to unaudited financial statements

North America Frac Sand, Inc.

Condensed Statements of Cash Flows

(unaudited)

	March 31,
	2016	2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(66,972)	$(14,951)
Adjustment to reconcile net loss to net cash provided in operations:
Changes in assets and liabilities:
Accounts payable	4,472	4,087
Accounts payable-related	51,798	3,000
Net Cash (used in) provided by operating activities	(10,702)	(7,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	10,702	7,864
Net Cash provided by financing activates	10,702	7,864

Net change in cash and cash equivalents	-	-

Cash and cash equivalents
Beginning of period	-	-
End of period	$-	$-
Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements

NORTH AMERICA FRAC SAND, INC.

Notes to Financial Statements

For the period ending March 31, 2016

(Unaudited)

NOTE 1. NATURE OF BUSINESS

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

NOTE 2. GOING CONCERN

The Company has a history of losses, including $66,972 and $14,951 the quarters ending March 31, 2016 and 2015, respectively. Losses result in an accumulated deficit of $34,575,074. The Company has negative working capital of $158,857 and $91,884 as at March 31, 2016 and December 31, 2015 respectively. The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NORTH AMERICA FRAC SAND, INC.

Notes to Financial Statements

For the period ending March 31, 2016

(Unaudited)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $Nil at March 31, 2016 and December 31, 2015, respectively.

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

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at March 31, 2016 and December 31, 2015 was $-0- and $-0-, respectively.

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

NORTH AMERICA FRAC SAND, INC.

Notes to Financial Statements

For the period ending March 31, 2016

(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the three months ended March 31, 2016 and year ended December 31, 2015.

NORTH AMERICA FRAC SAND, INC.

Notes to Financial Statements

For the period ending March 31, 2016

(Unaudited)

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2016 or December 31, 2015.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Currently there are 76,103 shares of $0.00001 par value Series B Preferred Shares. Each share is convertible into 250,000 common shares. If all of the Preferred B shares were converted to common shares, there would be 19,025,000,000 shares issued.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2016 and 2015. The Series B Preferred stock can be converted to common shares at a rate determined by the Board of Directors.

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

Share-based expense for the periods ended March 31, 2016 and 2015 totaled $-0- and $-0-, respectively.

NORTH AMERICA FRAC SAND, INC.

Notes to Financial Statements

For the period ending March 31, 2016

(Unaudited)

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

NOTE 4. INCOME TAXES

At March 31, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of $20,833,910 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of $7,083,530, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $7,083,530.

NORTH AMERICA FRAC SAND, INC.

Notes to Financial Statements

For the period ending March 31, 2016

(Unaudited)

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company has open tax periods, subject to IRS audit for the years 2009 through 2015.

NOTE 5. SHAREHOLDERS' EQUITY

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

On September 18, 2015, the Company allowed several non-related parties to convert a total of 3 shares of Series B Preferred stock into 750,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation

On October 13, 2015, the Company allowed several non-related parties to convert a total of 8 shares of Series B Preferred stock into 2,000,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation

On March 28, 2016, the Company allowed a non-related party to convert a total of 2 shares of Series B Preferred stock into 500,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

At March 31, 2016 and December 31, 2015 there were 46,915,448 and 45,665,448 shares of common stock issued and outstanding, respectively.

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

Notes to Financial Statements

For the period ending March 31, 2016

(Unaudited)

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

Series B: 999,999,990 shares of preferred stock have been designated as Series B. The certificate of designation for the Preferred B Stock provides that as a class shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. Preferred Series B will have liquidation rites, an amount equal to $1.00 per share, plus any declared but unpaid dividends for each share held. Each share will have 10 votes. The initial price of each share of Series B Preferred Stock is $2.50. Each share of Series B Preferred Stock shall be convertible into common shares, at any time, and/or from time to time, into the number of shares of the Corporation's Common Stock, par value $0.00001 per share, equal to the $2.50 price of the Series B Preferred Stock, divided by the par value of the Common Stock of $0.00001 which equals 250,000 shares of Common Stock, subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

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

At March 31, 2016 and December 31, 2015 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At March 31, 2016 and December 31, 2015 there were 76,103 and 76,105 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

NORTH AMERICA FRAC SAND, INC.

Notes to Financial Statements

For the period ending March 31, 2016

(Unaudited)

As of March 31, 2016, David Alexander has advanced to the Company $78,284 ($67,582- December 31, 2015) with no stated interest rate, payment terms and is due on demand.

As of March 31, 2016, Mr. David Alexander accrued and unpaid consulting fees and expenses of $74,799 ($23,000- December 31, 2015).

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

NOTE 8. SUBSEQUENT EVENTS

On April 1, 2016, the Company allowed a non-related party to convert a total of 5 shares of Series B Preferred stock into 1,250,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Results of Operations for three months ended March 31, 2016 and March 31, 2015

Expenses	March 31, 2016	March 31, 2015	Difference	Explanation
Rent	6,000	-	6,000	Office Expense
Promotion	2,090	-	2,090	Increased communications
Telephone	1,452	-	1,452	Increased communications
Travel	1,534	-	1,534	Increased communications
Audit	4,000	6,200	(2,200)	Changed auditors in 2015
Consulting	45,000	3,000	42,000	Increased compensation
Legal	4,235	487	3,748	Acquisition of Frac Sand Asset
Filing and Transfer Fees	2,291	5,243	(2,952)	Change of Name in 2015
Other	371	21	350
	66,972	14,951	52,021

Financial Condition

Total Assets. Total assets at March 31, 2016 and December 31, 2015 were $Nil and $Nil, respectively.

Total Liabilities. Total liabilities at March 31, 2016 and December 31, 2015 were $158,857 and $91,884, respectively. Total liabilities consist of accounts payable of $5,774 and $1,302; related party accounts payable of $74,798 and $23,000; and a note payable to a director of $78,284 and $67,582, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss for the three months ended March 31, 2016 and 2015 of $66,972 and $14,951 respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At March 31, 2016 we had working capital deficit of $158,857. Our working capital is due to the results of operations.

Net cash from (used in) operating activities for the three months ended March 31, 2016 and 2015 was $(10,702) and $(7,864), respectively. Net cash used in operating activities includes our net loss and changes in working capital components, such as accounts payable.

Net cash provided by (used in) financing activities for the three months ended March 31, 2016 and 2015 was $10,702 and $7,864, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2016.

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

With respect to the period ending March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2016, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2015 Annual Report on Form 10-K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2016, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

		(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.4)	Share Purchase Agreement dated April 25, 2014	See Exhibit Key

		(10.5)	Amendment to Share Purchase Agreement dated June 11, 2014	See Exhibit Key

		(10.6)	Termination of Share Purchase Agreement dated August 27, 2014	See Exhibit Key

		(10.7)	Share Purchase Agreement dated July 10, 2015	See Exhibit Key

		(10.8)	Amendment to Share Purchase Agreement dated October 5, 2015	See Exhibit Key

		(10.9)	Amendment to Share Purchase Agreement dated November 25, 2015	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings Financial Stmts.		Note 2 to

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)		XBRL Instance Document		Filed herewith
(101.SCH)		XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)		XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)		XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)		XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)		XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.4	Incorporated by reference herein to the Company's Form 8K filed with the Securities and Exchange Commission on April 24, 2014

10.5	Incorporated by reference herein to the Company's Form 8K filed with the Securities and Exchange Commission on June 11, 2014

10.6	Incorporated by reference herein to the Company's Form 8K filed with the Securities and Exchange Commission on August 27, 2014

10.7	Incorporated by reference herein to the Company's Form 8K filed with the Securities and Exchange Commission on July 17, 2015

10.8	Incorporated by reference herein to the Company's Form 8K filed with the Securities and Exchange Commission on October 5, 2015

10.9	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 27, 2015

14.0	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICA FRAC SAND, INC.

NAME		TITLE	DATE

By:	/s/ David Alexander	Principal Executive Officer,	May 19, 2016
	David Alexander	Principal Accounting Officer, Secretary and Chairman of the Board of Directors

