Form 10-Q/A
period 2015-09-30
North America Frac Sand, Inc.
filed 2016-07-25
CIK 1409253

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q – Amendment #1

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

20-8926549

(I.R.S. Employer Identification No.)

Unit 9B – 318, 105th Street East, Saskatoon, Saskatchewan Canada S71 0J9

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

The number of shares of the issuer's common stock, par value $.00001 per share, outstanding as of July 13 , 2016 was 49,915 ,448 shares.

Part I. Financial Information

Item 1. Financial Statements.

North America Frac Sand, Inc.

Condensed Balance Sheets

(unaudited)

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
	(restated)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$8,935	$13,878
Accounts payable – related party	18,000	9,000
Note payable, related party	55,976	3,590
Total Current Liabilities	82,910	26,468

TOTAL LIABILITIES	82,910	26,468

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A: 10 authorized; $0.00001 par value 1 and 1 shares issued and outstanding, respectively	13,741,679	13,741,679

Preferred stock , Series B : 100,000,000 authorized; $0.00001 par value 76 , 113 and 76,133 shares issued and outstanding, respectively	1	1

Common stock: 10,000,000,000 authorized; $0.00001 par value 43,665,448 and 865,448 shares issued and outstanding, respectively	437	9
Additional paid in capital	20,674,101	20,674,529
Accumulated deficit	(34,499,128)	(34,442,686)
Total Stockholders' Deficit	(82,910)	(26,468)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to interim condensed financial statements

North America Frac Sand, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited) (restated)	(unaudited) (restated)	(unaudited) (restated)	(unaudited) (restated)

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	17,264	17,558	54,100	29,801
Selling, general and administrative expense	2,301	-	2,342	90
Total operating expenses	19,565	17,558	56,442	29,891

Net loss available to common shareholders	(19,565)	(17,558)	(56,442)	(29,891)

Increased valuation of preferred stock – series A	-	13,741,679	-	13,741,679
Net loss	$(19,565)	$(13,759,237)	$(56,442)	$(13,771,570)

Basic and diluted loss per share	$(0.00)	$(39.27)	$(0.00)	$(39.30)

Weighted average number of shares outstanding	37,988,818	350,400	13,375,888	350,400

See notes to interim condensed financial statements

North America Frac Sand, Inc.
 Condensed Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
	(unaudited) (restated)	(unaudited) (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(56,442)	$(13,771,570)
Adjustment to reconcile net loss to net
cash provided in operations:
Forgiveness of debt	-	27,641
Increased valuation of preferred stock – series A	-	13,741,679
Changes in assets and liabilities:
Accounts payable	(4,943)	(7,952)
Accounts payable – related party	9,000	9,000
Net Cash (used in) provided by operating activities	(52,386)	(1,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	(3,100)
Due to related party	52,386	3,590
Net Cash provided by financing activates	52,386	490

Net change in cash and cash equivalents	-	(712)

Cash and cash equivalents
Beginning of period	-	712
End of period	$-	$-
Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to interim condensed financial statements

NOTE 1. NATURE OF BUSINESS

North America Frac Sand, Inc., is a Florida corporation, (the " Company "). Historically, the Company has been in the business of providing marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the "U.S."). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

In early 2014, we entered into a share purchase agreement with Innovate Building Systems Inc., an Alberta Company involved in the business of constructing modular building systems markets primarily for the oil and gas industry in Alberta, Canada. Pursuant to this agreement, we changed our name to Innovate Building Systems Inc. In August 2014 we terminated the share purchase agreement and decided not to go ahead with the acquisition. At this time we changed our name to Xterra Building Systems, Inc. On July 10, 2015, we entered into a share purchase agreement with Canadian Sandtech Inc. ("CSI") to acquire 100% of the issued and outstanding shares of North America Frac Sand (CA) Ltd. ("NAFS-CA") by issuing to CSI 26,800,000 shares of the Company. Pursuant to this Agreement, we changed the Company to North America Frac Sand, Inc.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at September 30, 2015 and December 31, 2014 were $nil.

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

Share-based expense for the periods ended September 30, 2015 and 2014were $-0- and $-0-, respectively.

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

NOTE 4. RESTATEMENT OF SEPTEMBER 30, 2015 AND 2014 FINANCIAL STATEMENTS

Effect of Restatement on Balance Sheet - September 30, 2014

	Originally	Restated
Balance Sheet originally	As of September 30, 2014	As of September 30, 2014

Stockholders' Deficit
Preferred stock, Series A: 10 authorized; $0.00001 par value 1 and 1 shares issued and outstanding, respectively	-	13,741,679
Preferred stock: 100,000,000 authorized; $0.00001 par value 76,133 and 76,648 shares issued and outstanding, respectively	1	1
Common stock: 10,000,000,000 authorized; $0.00001 par value 86,545,000 and 35,040,000 shares issued and outstanding, respectively	865	865
Additional paid in capital	30,892,264	20,673,672
Accumulated deficit	(30,910,681)	(34,433,768)
Total Stockholders' Deficit	(17,551)	(17,551)

On September 17, 2014, the Company amended its Articles of Incorporation. The amendment modified the terms of the Preferred Series A conversion exchange to common stock. As a result of this modification, the addition of a material conversion option triggered extinguishment accounting which requires the Company to revalue the new instrument and consider the incremental value of the fair value of the modified preferred stock over the carrying value at the date of the modification as a reduction of income available to common stockholders. The Preferred Series A was deemed to have a fair value of $13,741,679 based upon the converted valuation approach as the primary driver of value in the instrument, its common stock equivalency. On September 30, 2014 there was only $10,218,592 charged as an expense. Furthermore, the $10,218,592 was classified as Additional paid in capital. As at December 31, 2015, it was determined that the fair value of $13,741,679 should be used. Consequently the Accumulated deficit has been increased by $3,523,087 to $34,433,768. The additional amount was expensed in the period.

Effect of Restatement on Income Statement - September 30, 2015

	Three Months ended September 30, stated as	Three Months ended September 30, restated
	2014	2014
	(unaudited)	(unaudited)
Net loss from operations	(17,568)	(17,568)
Increase in value of preferred Series A shares	10,218,592	13,741,679
Net loss	(10,236,160)	(13,759,247)
Basic and loss per share	$(29.21)	$(39.27)
Average number of common shares outstanding	350,400	350,400

	Nine Months ended September 30, stated as	NineMonths ended September 30, restated
	2014	2014
	(unaudited)	(unaudited)
Net loss from operations	(29,891)	(29,891)
Increase in value of preferred Series A shares	10,218,592	13,741,679
Net loss	(10,248,483)	(13,771,570)
Basic and loss per share	$(29.25)	$(39.30)
Average number of common shares outstanding	350,400	350,400

See explanation in Balance Sheet above

Effect of Restatement on Income Statement - September 30, 2015

	Three Months ended September 30, stated as	Three Months ended September 30, restated
	2015	2015
	(unaudited)	(unaudited)
Net loss from operations	(19,565)	(19,565)
Benefit from conversion of preferred shares to common	892,500	-
Net loss	(912,065)	(19,565)
Basic and loss per share	$(0.02)	$(0.00)

Average number of common shares outstanding	37,988,818	37,988,818

	Nine Months ended September 30, stated as	Nine Months ended September 30, restated
	2015	2015
	(unaudited)	(unaudited)
Net loss from operations	(56,442)	(56,442)
Benefit from conversion of preferred shares to common	892,500	-
Net loss	(948,942)	(56,442)
Basic and loss per share	$(0.07)	$(0.00)
Average number of common shares outstanding	13,375,888	13,375,888

Benefit from the issuance of convertible instruments are recorded upon the creation of the preferred instrument. Establishing a benefit from the conversion of preferred shares to common was in error.

Effect of Restatement on Statements of Cash Flow - September 30, 2014

	Nine Months ended September 30, stated as	Nine Months ended September 30, restated
	2014	2014
	(unaudited)	(unaudited)
CASHFLOWS FROM OPERATING ACTIVITIES
Net loss	(10,248,483)	(13,771,570)
Forgiveness of debt	27,641	27,641
Increase in value of Series A preferred shares	10,218,592	13,741,679
Increase (decrease in accounts payable	1,048.00	1,048.00
INCREASE (DECREASE) IN CASHFLOWS FROM OPERATING ACTIVITIES	(1,202)	(1,202)

See balance sheet above.

Effect of Restatement on Statements of Cash Flow - September 30, 2015

	Nine Months ended September 30, stated as	Nine Months ended September 30, restated
	2015	2015
	(unaudited)	(unaudited)
CASHFLOWS FROM OPERATING ACTIVITIES
Net loss	(948,942)	(56,442)
Gain on conversion of preferred shares to common	892,500	-
Increase (decrease in accounts payable	4,057	4,057
INCREASE (DECREASE) IN CASHFLOWS FROM OPERATING ACTIVITIES	(52,386)	(52,386)

See Statement of Operation – September 30, 2015 above.

NOTE 5. ACQUISITION OF NORTH AMERICA FRAC SAND (CA) LTD.

On July 10, 2015, the Company announced that it had entered into an agreement to acquire 100% of the issued and outstanding shares of North America Frac Sand (CA) Ltd. ("NAFS Shares") for 37,800,000 shares of the common stock. Both the Company's 37,800,000 and 100% of the issued and outstanding NAFS Shares will be held in escrow until NAFS provides the Company with firstly, required audited financial statements, and secondly, a certificate that the leases held by NAFS are unencumbered and are in good standing. It was anticipated that the audited financial statements and the report confirming the reserves and the potential reserves would be completed before October 15, 2015. On October 5, 2015, through amendment, the Company has extended the October 15, 2015 date, to February 29, 2016. Upon completion of the acquisition, the Company will account for the transaction as a reverse takeover by North America Frac Sand (CA) Ltd. In the interim, the Company has not valued the shares issued.

NOTE 6. INCOME TAXES

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

NOTE 7. SHAREHOLDERS' EQUITY

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

The Company affected a 1 to 100 reverse stock split, declared effective on May 20, 2015. All shares and per shares presented have been adjusted to reflect the reverse stock split.

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

On July 10, 2015, the Company issued 37,800 ,000 shares of restricted common stock valued at $2,646,000 to Canadian Sandtech Inc. in exchange for 100% of the issued and outstanding shares of North America Frac Sand (CA) Ltd. Both the 37,800 ,000 shares of the Company and 100% of the issued and outstanding shares of North America Frac Sand (CA) Ltd. are being held in escrow subject to due diligence.

On July 17, 2015, the Company issued 3,750,000 shares of common stock upon conversion of 15 shares of series B Preferred Stock , no value was attributed to the common shares. On August 25, 2015, the Company issued 500,000 shares of common stock upon conversion of 2 shares of series B Preferred Stock , no value was attributed to the common shares. On September 8, 2015, the Company issued 750,000 shares of common stock upon conversion of 3 shares of series B Preferred Stock , no value was attributed to the common shares .

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

During the month of December 2013 the Company allowed several non-related parties to convert a total of 21 shares of Series B Preferred stock into 525,000 unrestricted shares of common stock. The conversion rate was at par, $0.00001 according to the stated articles of designation.

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

During the three-month period ended September 30, 2015, 20 shares of Preferred Series B stock were converted into 5,000,000 shares of Common Stock of the Company.

At September 30, 2015 and December 31, 2014 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At September 30, 2015 and December 31, 2014 there were 76, 113 and 76,133 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

NOTE 9. NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Demand note from Director. The note has no stated interest rate and no maturity date.	$55,976	$3,590

Total notes payable	$55,976	$3,590
Less current portion	(55,976)	(3,590)
Long-term potion	$-	$-

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 11. SUBSEQUENT EVENTS

On October 7, 2015, the Company issued 500,000 shares of common stock upon conversion of 2 shares of series B Preferred Stock , no value has been placed on these shares.

The July 10, 2015 Share Purchase Agreement between the Company and North America Frac Sand (CA) Ltd. has been extended to February 29, 2016 .

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

Our Business Overview

To date, North America Frac Sand, Inc. (fka Xterra Building Systems, Inc.), a Florida corporation (the "Company"), provides marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the "U.S."). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana but have recently moved them to British Columbia, Canada.

On May 1, 2014, the Company entered into a share purchase agreement with Innovate Building Systems, Inc., an Alberta corporation, hereinafter referred to as "Innovate". During the audit of Innovate, previously undisclosed material items were disclosed, consequently, on August 27, 2014, the Company terminated its share purchase agreement with Innovate.

On July 10, 2015, the Company announced that it had entered into an agreement to acquire 100% of the issued and outstanding shares of North America Frac Sand (CA) Ltd. ("NAFS Shares") for 37,800,000 shares of the common stock. Both the Company's 37,800,000 and 100% of the issued and outstanding NAFS Shares will be held in escrow until NAFS provides the Company with firstly, required audited financial statements, secondly, a certificate that the leases held by NAFS are unencumbered and are in good standing, and thirdly, confirmation of certain recoverable reserves . It was anticipated that the audited financial statements and the report confirming the reserves and the potential reserves would be completed before October 15, 2015. On October 5, 2015, through amendment, the Company has extended the October 15, 2015 date, to February 29, 2016 .

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

North America Frac Sand (CA) Ltd. owns have 1, 680 acres under lease which have been tested, as well as option for an additional 28,000 acres which will become under lease upon completion of testing, hereinafter referred to as the "Properties". As indicated in the following map, the Properties are located approximately 30 kilometres east of Saskatoon.

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

Location and Access

The Eagle Creek Property is located approximately 30 kilometers (18.6 miles) east of Saskatoon, Saskatchewan. The area where the claim is located is an active mineral exploration and development region with heavy equipment and operators available for hire. Businesses in Saskatoon are able to provide all necessary amenities and supplies including, fuel, hardware, drilling companies and assay services. Access to our Claim is via road. Any electrical power that might be required in the foreseeable future could be supplied by the Saskatchewan hydro grid.

Exploration Work – Plan of Operation Planned and Actual

The company has tested over 107 holes and core drilled 67 hols under the supervision of an independent engineer. Upon completion of lab testing of core samples, an independent report was prepared by Green Engineering Ltd. which stated that the company had a mineral resource of 6.4 million tons, and a possible mineral resource of 100 million tons.

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

Competitive Factors

Canada currently uses approximately 4.5 to 5 million tonnes of frac sand per year. 70% of this frac sand comes from 3,000 km away in Wisconsin. Canada represents the fastest growing global market for frac sand. We are looking forward to eliminating the long distance transportation costs and removing the transportation logistic delays by providing high quality source of frac sand closer to the well site.

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

Employees

Initially, we intend to use the services of subcontractors for labor exploration work on our claim. At present, we have no employees as such although each of our officers and directors devotes a portion of their time to the affairs of the Company. None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

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

49.	No matter how much money is spent on our Properties, the risk is that we might never identify a commercially viable mineral reserves.

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

We might be successful, during future exploration programs, in identifying a source of frac sand of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any frac sand that might be found on the Eagle Creek Property is in excess of the selling price of such frac sand, we would not be able to develop the Eagle Creek Property. Accordingly even if frac sand reserves are proved on the Eagle Creek Property, without sufficient tonnage we would still not be able to economically extract the frac sand from the Eagle Creek Property in which case we would have to abandon the Eagle Creek Property and seek another properties to develop, or cease operations altogether.

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

Results of Operations for three months ended September 30, 2015 and September 30, 2014

Revenues

Total revenues for the three months ended September 30, 2015 and September 30, 2014were both $-0-, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2015 (Q3-15) and September 30, 2014(Q3-14)were $19,565 and $17,558, respectively. Total expenses consisted of professional fees of $17,264 in Q3-15 compared to $17,558 in Q3-14. During Q3-15, News release expenses were $2,227 compared to $nil for Q3-14.

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

Expenses

Total operating expenses for the YTD15 and YTD14 were $56,442 and $29,801, respectively. Total expenses consisted of professional fees of $54,100 in YTD15 compared to $29,801 in YTD14. These increased costs consist of an increase of $10,340 due to fees required to join the QBX exchange. Increases in Filing Fees of $7,150 to $9,420 in YTD-15 was due to additional costs of reporting in Canada; audit increase by$3,200 to $10,700 in YTD-15 was due to change of auditors; legal fees increased $3,126 to $7,593 in YTD-15 due to name changes and abandonment of Innovate Building Systems, Inc

Net income

Net loss for YTD-15 was $ 56,442 compared to a loss of $ 13,771,570 for YTD-14. The reason for the YTD14 loss was due to revaluation of Series A preferred shares of $13,741,679.

Financial Condition

Total assets at September 30, 2015 and December 31, 2014 were $ Nil and $Nil, respectively.

Total liabilities at September 30, 2015 and December 31, 2014 were $82,910 and $26,468, respectively. Total liabilities at September 30, 2015 and December 31, 2014 consist of accounts payable of $8,935 (2014 – $13,878), related party accounts payable of $ 18,000 ($9,000 2014 ) respectively; and a note payable to a director of $55,976 and $3,590 in 2014 , respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss for the nine months ended September 30, 2015 and 2014 of $ 56,442 and $ 13,771,570 respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net cash provided by (used in) financing activities for the nine months ended September 30, 2015 and 2014 was $52,398 and $490, respectively. There was no net cash or investing activities.

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

NORTH AMERICA FRAC SAND, INC. (FKA XTERRA BUILDING SYSTEMS, INC.)

NAME	TITLE	DATE

/s/ David Alexander	Principal Executive and Accounting Officer, Chief Financial Officer, Secretary and Member of the Board of Directors	July 13 , 2016

