Form 10-Q
period 2016-06-30
North America Frac Sand, Inc.
filed 2016-08-18
CIK 1409253

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of the issuer's common stock, par value $.00001 per share, outstanding as of August 17, 2016 was 49,915,448.

Part I. Financial Information

Item 1. Financial Statements.

North America Frac Sand, Inc.

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$--	$--
Total Current Assets	--	--
Investment in mineral properties	10,950
TOTAL ASSETS	$10,950	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$4,412	$1,302
Accounts payable–related party	109,586	23,000
Note payable, related party	128,275	67,582
Total Current Liabilities	242,273	91,884

TOTAL LIABILITIES	242,273	91,884

COMMITMENTS AND CONTINGENCIES

Preferred stock: Series A: 10 authorized; $0.00001 par value 1 and 1 share issued and outstanding, respectively	13,741,679	13,741,679
Stockholders' Deficit
Preferred stock: Series B: 99,999,990 authorized; $0.00001 par value 140 and 76,105 shares issued and outstanding, respectively	-	1
Common stock: 10,000,000,000 authorized; $0.00001 par value 49,915,448 and 45,665,448 shares issued and outstanding, respectively	499	457
Additional paid in capital	20,674,038	20,674,081
Accumulated deficit	(34,647,540)	(34,508,102)
Total Stockholders' Deficit and Preferred Stock, Series A	(231,323)	(91,884)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,950	$--

See notes to unaudited financial statements

North America Frac Sand, Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—

Operating Expenses
Communication	5,688	---	10,764	---
Professional fees	66,105	21,906	121,630	36,836
Selling, general and administrative expense	674	21	7,045	41
Total operating expenses	72,467	21,927	139,439	36,877

Net loss from operations	(72,467)	(21,927)	(139,439)	(36,877)

Net (loss) income	$(72,467)	$(21,927)	$(139,439)	$(36,877)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Weighted average number of shares outstanding	9,876,437	865,450	8,879,184	865,450

See notes to unaudited financial statements

North America Frac Sand, Inc.

Condensed Statements of Cash Flows

(unaudited)

	June 30,
	2016	2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(139,439)	$(36,877)
Adjustment to reconcile net loss to net cash provided in operations:
Changes in assets and liabilities:
Accounts payable	3,110	(6,239)
Accounts payable -related	86,586	---
Net Cash (used in) provided by operating activities	(49,743)	(43,116)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in mineral assets	(10,950)	---
	(10,950)	---
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	60,693	43,116
Net Cash provided by financing activates	60,693	43,116

Net change in cash and cash equivalents	--	—

Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—
Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

 See notes to unaudited financial statements

NOTE 1. NATURE OF BUSINESS

The Company is Florida corporation which was incorporated on April 26, 2007. The Company was formed as New Found Shrimp, Inc. to provide consultation to the aquatic farming industry. It was the Company's plan to provide consolidation opportunities for on-going and start up aquatic farming operations. The Company's approach was to be to assist aquatic farming operations with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the farms. On April 25, 2014, the Company changed its name to Xterra Building Systems, Inc. On July 10, 2015, the Company entered into a Share Purchase Agreement with Canadian Sandtech Inc. to acquire its wholly owned subsidiary, North America Frac Sand (CA) Ltd. ("NASD-CA"). In accordance with this Share Purchase Agreement, the Company issued 37,800,000 shares of common stock and placed these shares in escrow. On September 17, 2015, the Company changed its name to North America Frac Sand, Inc. On February 29, 2016, all subjects were removed by the Company to close on the acquisition of NASD-CA, except for the issuance of audited financial statements. NASD-CA has approximately 30,000 acres of mineral leases located approximately 30 kilometers east of Saskatoon, Saskatchewan. During the year, the Company has advanced funds ($10,950), provided management, and have commenced exploration activities on the mineral leases.

The Company is now headquartered in Saskatoon, Saskatchewan.

NOTE 2. GOING CONCERN

The Company has a history of losses, including $139,439 and $36,877 the quarters ending June 30, 2016 and 2015, respectively. Losses result in an accumulated deficit of $34,647,540. The Company has negative working capital of $242,273 and $91,884 as at June 30, 2016 and December 31, 2015 respectively. The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $Nil at June 30, 2016 and December 31, 2015, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2016 or December 31, 2015.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Because 37,800,000 shares of common stock have been issued under escrow subject to closing on the NAFS-CA acquisition, these shares are deemed contingent shares and have not been included in the calculation of loss per share. Dilutive potential common shares are additional common shares assumed to be exercised. Currently there are 140 shares of $0.00001 par value Series B Preferred Shares. Each share is convertible into 250,000 common shares. If all of the Preferred B shares were converted to common shares, there would be 35,000,000 shares issued.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2016 and 2015. The Series B Preferred stock can be converted to common shares at a rate determined by the Board of Directors.

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

Share-based expense for the periods ended June 30, 2016 and 2015 totaled $-0- and $-0-, respectively.

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

NOTE 4. INCOME TAXES

At June 30, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of $455,862 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of $154,993, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $154,933.

Year Ended	Net Loss	Permanent Differences	Taxable Loss

December 31, 2011	$7,789	$-	$7,789
December 31, 2012	20,533,321	20,450,000	83,321
December 31, 2013	122,089	-	122,089
December 31, 2014	13,780,487	13,741,679	38,808
December 31, 2015	64,416	-	64,416
June 30, 2016	139,439	-	139,439
Estimated Loss carried forward	$34,647,541	$34,191,679	$455,862
	9
Tax rate			34%

Potential Tax Benefit Carried Forward			$154,993

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company has open tax periods, subject to IRS audit for the years 2009 through 2015.

NOTE 5. SHAREHOLDERS' EQUITY

On July 28, 2016, the Company amended its Articles of Incorporation. The Company has been authorized to issue 500,000,000 shares of common stock, $0.00001 par value. (On September 17, 2014, the Company amended its Articles of Incorporation. The Company has been authorized to issue 10,000,000,000 shares of common stock, $0.00001 par value.) Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

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

On April 1, 2015, the Company allowed several non-related parties to convert a total of 5 shares of Series B Preferred stock into 1,250,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation

On June 20, 2016, the Company allowed a non-related party to convert a total of 10 shares of Series B Preferred stock into 2,500,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

On July 28, 2016, the Company received into treasury for cancellation 72,598 Series B Preferred stock.

At June 30, 2016 and December 31, 2015 there were 49,915,448 and 45,665,448 shares of common stock issued and outstanding, respectively.

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

Series A: 10 shares of preferred stock have been designated as Series A. The certificate of designations for the Series A Preferred stock provides that it may only be issued in exchange for the partial or full retirement of debt held by management, employees or consultants, or as directed by a majority vote of the Board of Directors. Until the Articles of Incorporation was amended on July 28, 2016, the Series A Preferred stock could be convertible into the number of shares of common stock which equals four times the sum of (i) the total number of shares of common stock which are issued and outstanding at the time of conversion, plus (ii) the total number of shares of Series B and Series C preferred stocks which are issued and outstanding at the time of conversion. The Series A class possesses a number of votes equal to the number of common stock equivalents, if converted. On July 28, 2016, the Company amended its Articles of Incorporation removing the conversion rights of Series A Preferred Stock.

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

When on September 17, 2014, the Company amended its Articles of Incorporation, the amendment modified the terms of the Preferred Series A conversion exchange to common stock. As a result of this modification, because there was insufficient authorized capital, the addition of a material conversion option which the Series A Preferred Stock were granted, triggered extinguishment accounting. Under the terms of the SEC rules governing extinguishment accounting, a fair value of the Company had to be estimated and the portion of the value which attributed to newly modified Series A Preferred Stock was estimated. As per SEC guidelines, the market share price as of September 17, 2014 (the "date of modification") was used to value the Company. This prescribed value represents the estimate of fair value of the modified Preferred Stock used to represent the carrying value at the date of modification as a reduction of the income available to common shareholders. The Series A Preferred Stock was deemed to have a fair value of $13,741,679 based upon the converted valuation approach as the primary driver of value in the instrument, its common stock equivalency.

In addition, as a result of this new conversion feature, the Company cannot assert it has sufficient shares to settle both Preferred Series A and Preferred Series B and accordingly has re-classed such share to mezzanine equity. The Preferred Series A is reclassified at its modification fair value of $13,741,679.

At June 30, 2016 and December 31, 2015 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At June 30, 2016 and December 31, 2015 there were 76,088 and 76,105 shares of Series B Convertible Preferred Stock issued and outstanding, respectively. On July 20, 2016, there were 75,948 shares of Series B Preferred stock cancelled and returned to treasury resulting in a balance of 140 Series B Preferred stock currently being outstanding.

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

As of June 30, 2016, David Alexander has advanced to the Company $128,275 ($67,582- December 31, 2015) with no stated interest rate, payment terms and is due on demand.

As of June 30, 2016, Mr. David Alexander accrued and unpaid consulting fees and expenses of $109,586 ($23,000- December 31, 2015).

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

NOTE 8. SUBSEQUENT EVENTS

As announced on July 10, 2015, the Company has entered into a Share Purchase Agreement with Canadian Sandtech Inc. to acquire 100% of the issued and outstanding shares of North America Frac Sand (CA) Ltd. for 37,800,000 common shares of the Company. North America Frac Sand (CA) Ltd. has issued a Promissory Note for $120,000 Canadian due June 30, 2016 to an unrelated third party. The holder of the Promissory Note has agreed to extend the due date to June 30, 2017 in exchange for the issuance of 100 Series B Preferred Shares by the Company.

On July 27, 2016, the Board of Directors has cancelled 75,948 Series B Preferred Shares.

On July 27, 2016, Company amended its the Articles of Incorporation; firstly, removing the convertibility rights of Series A Preferred shares to convert into common shares; and secondly to reduce the number of $0.00001 par value common shares from ten billion shares (10,000,000,000) to five hundred million shares (500,000,000).

On July 27, 2016, the Board of Directors of the Company appointed Edwin G. Morrow to the Board of Directors of the Company.

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

Results of Operations for three months ended June 30, 2016 and June 30, 2015

Expenses	June 30, 2016	June 30, 2015	Difference	Explanation
Rent	6,000	-	6,000	Office Expense
Promotion	2,090	-	2,090	Increased communications
Telephone	1,452	-	1,452	Increased communications
Travel	1,534	-	1,534	Increased communications
Audit	4,000	6,200	(2,200)	Changed auditors in 2015
Consulting	45,000	3,000	42,000	Increased compensation
Legal	4,235	487	3,748	Acquisition of Frac Sand Asset
Filing and Transfer Fees	2,291	5,243	(2,952)	Change of Name in 2015
Other	371	21	350
	66,972	14,951	52,021

Financial Condition

Total Assets. Total assets at June 30, 2016 and December 31, 2015 were $Nil and $Nil, respectively.

Total Liabilities. Total liabilities at June 30, 2016 and December 31, 2015 were $158,857 and $91,884, respectively. Total liabilities consist of accounts payable of $5,774 and $1,302; related party accounts payable of $74,798 and $23,000; and a note payable to a director of $78,284 and $67,582, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss for the three months ended June 30, 2016 and 2015 of $66,972 and $14,951 respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At June 30, 2016 we had working capital deficit of $158,857. Our working capital is due to the results of operations.

Net cash from (used in) operating activities for the three months ended June 30, 2016 and 2015 was $(10,702) and $(7,864), respectively. Net cash used in operating activities includes our net loss and changes in working capital components, such as accounts payable.

Net cash provided by (used in) financing activities for the three months ended June 30, 2016 and 2015 was $10,702 and $7,864, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2016.

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

With respect to the period ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2016, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2016, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

		(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(3.3)	Amended Articles of Incorporation dated July 27, 2016.	Filed herewith

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.4)	Share Purchase Agreement dated April 25, 2014	See Exhibit Key

		(10.5)	Amendment to Share Purchase Agreement dated June 11, 2014	See Exhibit Key

		(10.6)	Termination of Share Purchase Agreement dated August 27, 2014	See Exhibit Key

		(10.7)	Share Purchase Agreement dated July 10, 2015	See Exhibit Key

		(10.8)	Amendment to Share Purchase Agreement dated October 5, 2015	See Exhibit Key

		(10.9)	Amendment to Share Purchase Agreement dated November 25, 2015	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)		XBRL Instance Document		Filed herewith
(101.SCH)		XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)		XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)		XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)		XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)		XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.4	Incorporated by reference herein to the Company's Form 8K filed with the Securities and Exchange Commission on April 24, 2014

10.5	Incorporated by reference herein to the Company's Form 8K filed with the Securities and Exchange Commission on June 11, 2014

10.6	Incorporated by reference herein to the Company's Form 8K filed with the Securities and Exchange Commission on August 27, 2014

10.7	Incorporated by reference herein to the Company's Form 8K filed with the Securities and Exchange Commission on July 17, 2015

10.8	Incorporated by reference herein to the Company's Form 8K filed with the Securities and Exchange Commission on October 5, 2015

10.9	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 27, 2015

14.0	Incorporated by reference herein to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICA FRAC SAND, INC.

NAME	TITLE	DATE

/s/ David Alexander	Principal Executive Officer, Principal Accounting Officer	August 17, 2016
David Alexander	Secretary and Chairman of the Board of Directors

