Form 10-K/A
period 2015-12-31
North America Frac Sand, Inc.
filed 2016-11-17
CIK 1409253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54757

North America Frac Sand, Inc. (formally known as Xterra Building Systems, Inc.)
(Exact Name of Registrant as specified in its charter)

Florida	20-8926549
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

Unit #1, 550 Browning Place, North Vancouver, British Columbia, Canada	V7H3A9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 778-772-8184

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes   ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐   No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. On August 26, 2016, the market value of the 12,115,448 shares held by non-affiliates was $484,617.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

November 10, 2016: 49,915,446 common shares

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

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K-Amendment #1 of North America Frac Sand, Inc. for the year ended December 31, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

EXPLANATORY NOTE

The sole purpose of this amendment to the Company’s annual report on Form 10-K/A for the period ended December 31, 2015 is to amend the disclosure under Part II, Item 9A Controls and Procedures. Other than the amendment to Item 9A, the balance of the Form 10-K shall remain as originally filed by the Company with the United States Securities and Exchange Commission.

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

Our Business Overview

North America Frac Sand, Inc. is a Florida corporation (the "Company"). During the year ended December 31, 2015, the Company entered into an agreement to acquire North America Frac Sand (CA) Ltd (“NAFS-CA”)., an Alberta Corporation. We completed the due diligence on February 29, 2016 and have agreed to close formally upon completion of the audit of NAFS-CA.

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

On July 10, 2015, the Company entered into a Share Purchase Agreement to acquire the issued and outstanding shares of North America Frac Sand (CA) Ltd. (“NAFS-CA”). where the Company would issue 37,800,000 shares of common stock in the Company in exchange for the issued and outstanding shares of NAFS-CA. In accordance with the agreement, the Company changed its name from Xterra Building Systems, Inc. to North America Frac Sand, Inc. The final release of the shares held in escrow is subject to the completion the audit of NAFS-CA and the requisite filings.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 3, 2015, the Company dismissed Messineo & Co. CPA’s LLC. On July 6, 2015, the Company appointed BF Borgers CPA PC. There have been no Changes in or Disagreement with BF Borgers CPA PC on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2015, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2015, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting  was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management, including our Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

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

NORTH AMERICA FRAC SAND, INC.

NAME	TITLE	DATE

/s/ David Alexander	Principal Executive Officer,	November 15, 2016
David Alexander	Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

