Form 10-Q
period 2016-09-30
North America Frac Sand, Inc.
filed 2016-11-22
CIK 1409253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-175692

North America Frac Sand, Inc.
(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

20-8926549

(I.R.S. Employer Identification No.)

Unit 1 – 550 Browning Place, North Vancouver, British Columbia V7H 3A9

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of November 21, 2016 was 56,915,448.

Part I. Financial Information

Item 1. Financial Statements.

North America Frac Sand, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Investment in mineral properties	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$60,675	$1,302
Accounts payable – related party	155,007	23,000
Note payable, related party	-	67,582
Note payable	271,233	-
Total Current Liabilities	486,915	91,884

TOTAL LIABILITIES	486,915	91,884

COMMITMENTS AND CONTINGENCIES

Preferred stock: Series A: 10 authorized; $0.00001 par value 1 and 1 share issued and outstanding, respectively	13,741,679	13,741,679
Stockholders' Deficit
Preferred stock: Series B: 99,999,990 authorized; $0.00001 par value 126 and 76,105 shares issued and outstanding, respectively	-	1
Common stock: 10,000,000,000 authorized; $0.00001 par value 53,415,448 and 45,665,448 shares issued and outstanding, respectively	534	457
Additional paid in capital	22,034,804	20,674,081
Accumulated deficit	(36,263,932)	(34,508,102)
Total Stockholders' Deficit and Preferred Stock, Series A	(486,915)	(91,884)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to unaudited condensed consolidate financial statements

North America Frac Sand, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
Communication	5,111	-	15,875	-
Professional fees	64,042	17,264	185,672	54,100
Selling, general and administrative expense	2,376	2,301	9,421	2,343
Total operating expenses	71,529	19,565	210,968	56,443

Net loss from operations	(71,529)	(19,565)	(210,968)	(56,443)

Other expenses (income)
Interest expense	5,433	-	5,433	-
Impairment loss on mineral properties	1,539,430	-	1,539,430	-
Total other expenses (income)	1,544,863	-	1,544,863	-
Net (loss) income	$(1,616,392)	$(19,565)	$(1,755,831)	$(56,443)

Basic (loss) per share	$(0.06)	$(0.00)	$(0.11)	$(0.03)
Diluted (loss) per share	$(0.02)	$(0.00)	$(0.02)	$(0.00)
Weighted average number of shares outstanding
Basic	26,739,361	4,297,513	15,335,896	2,022041
Fully Diluted	84,915,448	19,071,915,448	84,915,448	19,071,915,448

See notes to unaudited condensed consolidated financial statements

North America Frac Sand, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	September 30,
	2016	2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,755,831)	$(56,433)
Adjustment to reconcile net loss to net cash provided in operations:
Impairment loss on mineral property	1,539,430	-
Shares issued for mineral property	1,360,800	-
Changes in assets and liabilities:
Accounts payable assumed in mineral property acquisition	(23,640)	-
Accounts payable	59,373	(4,943)
Accounts payable -related	132,007	9,000
Net Cash (used in) provided by operating activities	1,312,139	(52,386)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Acquisition of mineral property	(1,360,800)	-
Advances to mineral property	(63,502)	-
	(1,424,302)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable assumed in mineral property acquisition	(91,488)
Proceeds from related party notes payable	203,651	52,386
Net Cash provided by financing activities	112,163	52,386

Net change in cash and cash equivalents	-	-

Cash and cash equivalents
Beginning of period	-	-
End of period	$-	$-
Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

NOTE 1. NATURE OF BUSINESS

The Company is Florida corporation which was incorporated on April 26, 2007. The Company was formed as New Found Shrimp, Inc. to provide consultation to the aquatic farming industry. It was the Company’s plan to provide consolidation opportunities for on-going and start up aquatic farming operations. The Company’s approach was to be to assist aquatic farming operations with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the farms. On April 25, 2014, the Company changed its name to Xterra Building Systems, Inc. On July 10, 2015, the Company entered into a Share Purchase Agreement with Canadian Sandtech Inc. to acquire its wholly owned subsidiary, North America Frac Sand (CA) Ltd. (“NAFS-CA”). In accordance with this Share Purchase Agreement, the Company issued 37,800,000 shares of common stock and placed these shares in escrow. On September 17, 2015, the Company changed its name to North America Frac Sand, Inc. On February 29, 2016, all subjects were removed by the Company to close on the acquisition of NAFS-CA, except for the issuance of audited financial statements. On August 29, 2016, the Company closed on its acquisition of NAFS- CA with the filing of NAFS-CA’s financial statements and the shares held in escrow were released. NAFS-CA has approximately 30,000 acres of mineral leases located approximately 30 kilometers east of Saskatoon, Saskatchewan. During the year, the Company has advanced funds ($10,950), provided management, and have commenced exploration activities on the mineral leases.

The Company is now headquartered in North Vancouver, British Columbia.

NOTE 2. GOING CONCERN

The Company has a history of losses, including $1,616,392 and $19,565 the quarters ending September 30, 2016 and 2015, respectively. Losses result in an accumulated deficit of $36,263,932. The Company has negative working capital of $486,915 and $91,884 as at September 30, 2016 and December 31, 2015 respectively. The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $Nil at September 30, 2016 and December 31, 2015, respectively.

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

PRINCIPALS OF CONSOLDIATION

The consolidated financial statements include the Company’s wholly-owned subsidiary company, North America Frac Sand (CA) Ltd. All significant intercompany transactions have been eliminated. The Company closed on the acquisition on August 29, 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2016 or December 31, 2015.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Because 37,800,000 shares of common stock have been issued under escrow subject to closing on the NAFS-CA acquisition, these shares are deemed contingent shares and have not been included in the calculation of loss per share. Dilutive potential common shares are additional common shares assumed to be exercised. Currently there are 126 shares of $0.00001 par value Series B Preferred Shares. Each share is convertible into 250,000 common shares. If all of the Preferred B shares were converted to common shares, there would be 31,500,000 shares issued.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2016 and 2015. The Series B Preferred stock can be converted to common shares at a rate determined by the Board of Directors.

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

Share-based expense for the periods ended September 30, 2016 and 2015 totaled $-0- and $-0-, respectively.

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

NOTE 4. INVESTMENT IN EAGLE CREEK PROPERTY

On August 29, 2016, the Company acquired through NAFS-CA acquired the Eagle Creek Properties. A description of the mineral leases are as follow:

A description of the Company’s mineral leases is as follows:

Lease	Description of Lease	Lease Rate

# 1	Section 11, NE ¼ of Section 2, N (½) of Section 3, in Township 38, Range 10, West of the 3rd Meridian, as to the surface rights referenced in the Certificate of Title.

Up-front payment of $3,000. Ten-year lease dated July 17, 2015, automatically extended for second 10 years if royalties are being paid. Lease rate is $1 per acre per year. Royalty rate is $5.00 per ton of processed ore sold at $80 per metric ton or less, and $5.00 plus the 10% of the difference between sales price greater than $80 and $80 per metric ton.

# 2

West ½ of Section 2, Township 38, Range 10, West of the 3rd Meridian, portion of NW (¼) of Section 35 on Township 37, Range 10, West of the 3rd Meridian, as to the surface rights referenced in the Certificate of Title.

Ten-year lease dated June 21, 2008, automatically extended for second 10 years if royalties are being paid. Lease rate is $1 per acre per year. Royalty rate is $3.00 per ton if 25% waste, $4.00 per ton if 20% waste, and $5.00 per ton if 15% or less waste.

Prior to acquisition, the leases have been explored through extensive drilling operations. As there has not been an economic evaluation of the mineral leases, the investment in the mineral leases have been expensed as Impairment of mineral leases of $1,539,430. On May 27, 2016, the Company entered into an agreement with Northwest Corporation to undertake exploration activities and to prepare an economic evaluation through the preparation NI43-101 report on the mineral leases. As of September 30, 2016, the Company had expended approximately $69,485. As these expenditures were undertaken prior to the effective date of the transaction, they have not been incorporated into the consolidated financial statements.

NOTE 5. INCOME TAXES

At September 30, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of $711,454 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $241,894, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $241,894.

	Net Loss	Permanent Differences	Taxable Loss
Year Ended
December 31, 2011	$7,789	$-	$7,789
December 31, 2012	20,533,321	20,450,000	83,321
December 31, 2013	122,089	-	122,089
December 31, 2014	13,780,487	13,741,679	38,808
December 31, 2015	64,416	-	64,416
September 30, 2016	1,755,831	1,360,800	395,031
Estimated Loss carried forward	$36,263,933	$35,552,479	$711,454
	9
Tax rate			34%

Potential Tax Benefit Carried Forward			$241,894

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company has open tax periods, subject to IRS audit for the years 2009 through 2015.

NOTE 6. SHAREHOLDERS' EQUITY

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

On July 28, 2016, the Company received into treasury for cancellation 72,598 Series B Preferred stock.

On July 28, 2016, the Company allowed a non-related party to convert a total of 14 shares of Series B Preferred stock into 3,500,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

On August 29, 2016, the Company released from the escrow the 37,800,000 shares issued in exchange for the issued and outstanding shares of NAFS-CA. The market value at the date of the release from escrow was $0.036 per share consequently, the valuation of the shares issued was calculated to be $1,360,800.

At September 30, 2016 and December 31, 2015 there were 53,415,448 and 45,665,448 shares of common stock issued and outstanding, respectively.

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

Series B: 999,999,990 shares of preferred stock have been designated as Series B. The certificate of designation for the Preferred B Stock provides that as a class shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. Preferred Series B will have liquidation rites, an amount equal to $1.00 per share, plus any declared but unpaid dividends for each share held. Each share will have 10 votes. The initial price of each share of Series B Preferred Stock is $2.50. Each share of Series B Preferred Stock shall be convertible into common shares, at any time, and/or from time to time, into the number of shares of the Corporation’s Common Stock, par value $0.00001 per share, equal to the $2.50 price of the Series B Preferred Stock, divided by the par value of the Common Stock of $0.00001 which equals 250,000 shares of Common Stock, subject to adjustment as may be determined by the Board of Directors from time to time (the “Conversion Rate”).

When on September 17, 2014, the Company amended its Articles of Incorporation, the amendment modified the terms of the Preferred Series A conversion exchange to common stock. As a result of this modification, because there was insufficient authorized capital, the addition of a material conversion option which the Series A Preferred Stock were granted, triggered extinguishment accounting. Under the terms of the SEC rules governing extinguishment accounting, a fair value of the Company had to be estimated and the portion of the value which attributed to newly modified Series A Preferred Stock was estimated. As per SEC guidelines, the market share price as of September 17,2014 (the “date of modification”) was used to value the Company. This prescribed value represents the estimate of fair value of the modified Preferred Stock used to represent the carrying value at the date of modification as a reduction of the income available to common shareholders. The Series A Preferred Stock was deemed to have a fair value of $13,741,679 based upon the converted valuation approach as the primary driver of value in the instrument, its common stock equivalency.

In addition, as a result of this new conversion feature, the Company cannot assert it has sufficient shares to settle both Preferred Series A and Preferred Series B and accordingly has re-classed such share to mezzanine equity. The Preferred Series A is reclassified at its modification fair value of $13,741,679.

At September 30, 2016 and December 31, 2015 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At September 30, 2016 and December 31, 2015 there were 76,088 and 76,105 shares of Series B Convertible Preferred Stock issued and outstanding, respectively. On July 20, 2016, there were 75,948 shares of Series B Preferred stock cancelled and returned to treasury resulting in a balance of 140 Series B Preferred stock currently being outstanding.

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

As of September 30, 2016, David Alexander has advanced to the Company $0 ($67,582- December 31, 2015) with no stated interest rate, payment terms and is due on demand.

As of September 30, 2016, Mr. David Alexander accrued and unpaid consulting fees and expenses of $155,007 ($23,000- December 31, 2015).

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

NOTE 8. PROMISSORY NOTES

Promissory Notes Payable
Name	Date issued	Date due	Interest Rate	Amount
B Lavallee	July 31, 2016	January 31, 2017	10%	$156,745
New Opportunity Business Solutions	August 5, 2016	Demand	10%	23,000
T Kearl	February 22, 2016	*June 30, 2016	Not stated	91,488
				$271,233

______

* The note payable for $91,488 although in default, repayment has not been demanded at this time.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10. SUBSEQUENT EVENTS

On October 31, 2016, the Company allowed several non-related parties to convert a total of 10 shares of Series B Preferred stock into 2,500,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Our Business Overview

North America Frac Sand, Inc. is a Florida corporation (the "Company"). On August 29, 2016, we acquired the issued and outstanding shares of North America Frac Sand (CA) Ltd (“NAFS-CA”)., an Alberta Corporation.

Previously, the Company was providing consulting services to independent aquatic farming operators and other market participants located in the Midwest of the United States. Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

On April 25, 2014, the Company entered into a Share Purchase Agreement to acquire the issued and outstanding shares of Innovate Building Systems, Inc., (“Innovate”) a manufacturer of modular buildings located in Edmonton Alberta, Canada. In accordance with the Agreement, the Company changed its name from New Found Shrimp, Inc. to Innovate Building Systems, Inc. In the course of the due diligence, the Innovate (the Alberta Company) was unable to supply audited financial statements. For this and other reasons, the Company decided not to proceed with the acquisition. On September 9, 2014, the Company changed its name from Innovate Building Systems Inc. to Xterra Building Systems Inc.

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

Industry Overview

Frac Sand Industry

The practice of fracturing reservoir rock in the United States as a method to increase the flow of oil and gas from wells has a relatively long history and can be traced back to 1858 in Fredonia, New York, when a gas well situated in shale of the Marcellus Formation was successfully fractured using black powder as a blasting agent. Nearly all domestic hydraulic fracturing, often referred to as hydro-fracking or fracking, is a process where fluids are injected under high pressure through perforations in the horizontal portion of a well casing in order to generate fractures in reservoir rock with low permeability (“tight”). Because the fractures are in contact with the well bore they can serve as pathways for the recovery of gas and oil. To prevent the fractures generated by the fracking process from closing or becoming obstructed with debris, material termed “proppant,” most commonly high silica sand, is injected along with water-rich fluids to maintain or “prop” open the fractures. The first commercial application of fracking in the oil and gas industry took place in Oklahoma and Texas during the 1940s. In 1949, over 300 wells, mostly vertical, were fracked (ALL Consulting, LLC, 2012; McGee, 2012; Veil, 2012) and used silica sand as a proppant (Fracline, 2011).

The resulting increase in well productivity demonstrated the significant potential that fracking might have for the oil and gas industry. The first horizontal well was successfully completed in 1948, and the first commercial “unconventional well,” a horizontal gas well in “tight” shale, was drilled in 1988. The Society of Petroleum Engineers describes unconventional resources as petroleum accumulations that are pervasive throughout a large area and are not significantly affected by pressure generated by water. The extremely small pore-size and absence of favorable permeability results in high resistance to hydrocarbon flow. Recovery of gas and oil from these units presents technological challenges. The extremely low permeability typically causes the hydrocarbons to remain in the source rock unless artificially induced fracturing is introduced and proppants are injected to maintain the fracture openings and to provide a pathway through the rock to facilitate the flow of hydrocarbons through the well (Ratner and Tiemann, 2014).

Technological advances in directional drilling and hydraulic fracturing coupled with increases in natural gas prices in the late 1990s and early 2000s spurred aggressive exploration drilling activities and eventually significant production from unconventional oil and gas reservoirs contained in several major sedimentary shale basins in the United States [U.S. Energy Information Administration (EIA), 2014]. Formations or basins, shown in Figure 2, include the Anadarko Basin in Oklahoma and Texas, the Bakken/Three Forks Basin in eastern Montana and North Dakota, the Barnett Formation in the Fort Worth Basin, the Eagle Ford and Woodbine Formations in the East Texas Basin, and the Appalachia Basin in the northeastern part of the United States. Most of the production from these formations is in the form of gas rather than oil because methane molecules and those of natural gas liquids are smaller than crude oil molecules and are therefore more responsive to fracking when moving through fine-grained sedimentary rock such as shale

(Ratner and Tiemann, 2014; Tucker, 2013).

In 2003, nearly 2.2 Mt of sand was sold or used for fracking, a 45 percent increase over the previous year. The rapid growth in the demand for frac sand at this time was a direct result of the petroleum industry’s start of aggressive horizontal drilling and hydraulic fracturing programs in unconventional oil and gas targets contained in tight sedimentary formations. In 2009, the global recession and lower petroleum prices were reflected by a decrease in the number of active drilling rigs and a slowdown in the growth rate of frac sand consumption. By 2012, oil petroleum prices had recovered and the rate of growth in frac sand demand accelerated. In 2012, there was an average of approximately 1,150 horizontal rotary drilling rigs in the United States operating per week, which represented nearly 60 percent of the total number of active drilling rigs. At the same time, the number of vertical and directional (angled or deviated drilling, but not horizontal) active drilling rigs represented a 29 percent and 11 percent share, respectively (Baker Hughes Inc., 2014). The compound annual growth rate (CAGR) for frac sand sold or used for the years 2003 through 2012 was nearly 32 percent.

U.S. Production of Frac Sand

Common names of the frac sand stratigraphic units, which are mined from the Ordovician Saint Peter Sandstone, include Jordan Sand, Ottawa Sand, Northern White Sand, Saint Peter; and Sierra Gold. In addition, these sands are also used in glass making and in foundries. Nearly 70 percent of the estimated 2014 domestic frac sand, or about 38 metric tons (Mt), was mined in the Great Lakes Region owing to the premium sand deposits in the region; existing railway infrastructure, and long term presence in the industry. The states that comprise this region and their respective estimated annual production, rounded to the nearest Mt listed in descending order are Wisconsin (24 Mt), Illinois (8Mt), Minnesota (5 Mt), and Michigan (1 Mt). Iowa and Missouri produce approximately 2 million metric tons per year (Mt/yr) and 1 Mt/yr of frac sand, respectively. These sands are similar in character to the frac sands produced in the Great Lakes Region.

Nearly all of the premium sands are transported by rail to transfer points in areas where fracking is occurring and trucked to fracking sites or stockpiled at locations to await orders for frac sand. Some Great Lakes frac sand is also shipped to Canadian fracking sites since Canada produces only about 30 percent of its frac sand requirements. In 2014, Canada imported about 1.5 Mt of sand from the United States.

Most of the remaining frac sand production in the United States, approximately 13 Mt rounded to the nearest Mt, originates from outside the Great Lakes Region. In descending order of production, they are: Texas (8 Mt), Arkansas (2 Mt), Nebraska (2 Mt) and Arizona (1 Mt). A large percentage of the sand produced from the mines in these states is considered “brown sand” and sold as Brady, Brown, EF (economical frac), Hickory, and Texas Brown. These sands may contain minor amounts of impurities, have lower strength.

Frac Sand Pricing

Since the oil prices dropped in 2015, the previous high demand and tight supply of frac sand resulted in the prices dropping from a national average of about $63 per ton in 2013 to approximately 20% less than that today. The major factors that determine the cost and application for frac sand include: (1) grain strength, which is based on its SiO2 content and internal structure; (2) grain sphericity; (3) grain size; (4) grain size distribution; (5) and overall purity. In general, the relatively clean, coarse and high-silica high-strength “white” sands mined in Arkansas, Illinois, Minnesota, and Wisconsin bring the highest prices per ton FOB plant. The coarser-cleaner fractions bring premium prices, because of higher conductivity which is especially desirable for the recovery of oil.

In most cases, rail is the primary form of transportation to get sand from the mine to a transfer point and then, from there, trucked to the well site, and represents the highest post-mine cost. Adding to the cost burden of transportation some suppliers and consumers of frac sand are affected with logistical “bottlenecks” that result from the: lack of available hopper cars, limitations of branch lines to accommodate rail traffic, weight, and speed; complications associated with moving sand through the network of rail freight carriers that traverse the Midwest United States; shortages of truck drivers and truck availability; and constrained capacity at trans loading terminals (Gopinath and Pramanick, 2014; Minnesota Department of Transportation, 2012; Vectora Transportation, 2013).

Our Target Market

There are several factors which determine what is our target market:

1.	The geographic location of the Eagle Creek mineral leases is approximately 1,500 km closer to the major Canadian and Northern United States tight oil and gas formations, that are the major consumers of frac sand (Wisconsin);

2.	Canada’s train infrastructure is not geared towards frac sand. Most shipments of frac sand involve several bottlenecks in Canada where there are few rail cars dedicated to frac sand, few trans-loading facilities;

3.	The consequent logistics cause delays, increased costs, and poor customer service.

We feel that being closer to the frac sand markets of B.C., Alberta, Saskatchewan, Manitoba, North Dakota, and Montana will give us a significant advantage, due to the fact that we are in the range of truck able distances. This will result in reduced transportation costs, ensured delivery schedules, and be able to meet the frac sand inventory needs of our potential customers on a just in time, cost efficient manner, resulting in increased customer service.

Eagle Creek Mineral Leases

In the Report prepared by Green Engineering Ltd (“GEL”) dated December 15, 2014, GEL reported that GEL was retained by CSI to observe sand mineral exploration excavation work completed by CSI in the winter of 2011 on a potential frac-sands industrial property, the “Eagle Creek Property” (the “target property”), on land located 30 kilometers west of Saskatoon, Saskatchewan. At the Eagle Creek Property, thirteen (13) back-hoe holes were excavated to obtain 60 lb pails of sand to send to SGS laboratories for flotation process testing, including the crush testing of flotation quartz sand concentrate and:

•	Thirty-one (31) back-hoe holes were also excavated as mineral exploration holes at different locations on lease/optioned land on the target property where sand mineral could be expected to exist.

•	On samples taken from the target property, GEL observed all laboratory testing at CSI’s facility in Saskatoon, Saskatchewan, including screening and crush testing and;

•	GEL provided a report with the results of this field and laboratory work.

The summary report prepared by GEL stated that 24 holes were excavated, logged and sampled during mid-February 2011. These holds were drilled on a nominal 600 ft. spacing pattern in a search for more sand mineral. The samples were placed into sample containers, sealed, and retained by GEL.

Of the samples obtained Four composite samples were mixed and one single sample retained. These were placed in sample pails weighing 60 lb. each and were sealed by D. Green, PEng of GEL and sent to SGS laboratories. D. Green, PEng observed the laboratory testing at the CSI facility.

Further sampling was done in April 2012 on the target property and 5 composite samples were placed in sample pails sealed by D. Green, PEng and sent to Met-Solve Laboratories. Met-Solve processed the sand with acid treatment and scrubbing. The following indicated the quality of the sand on tests conducted by Met-Solve:

•	The CSI crush test of flotation concentrate for -40/+70 size sand tested at average of 5.5% fines (3 tests) less than the 8% suggested maximum fines (API RP-56 standard).

•	SGS also crush tested the -40/+70 sample (1 test) and achieved 8% fines and;

•	SGS also crush tested a flotation concentrate -70/+140 sample (1 test) and achieved 4.4% fines which is less than 5.5% suggested maximum fines (API RP-56 standard).

Tested by a hand-held magnifier, the sand mineral’s quartz was in the rage of 80%-95%, and; spherical/ovaloid for all sand examined, within the range that likely could be flotation concentrated for the -40/+70 and -70/+140 sieve sizes and possibly for the -20/+40 size.

Met-Solve Laboratories/Stim-Labs Testing resulted in the following results:

•	For the size fraction -20/+40% fines test result: 9.8% (meets 14% for API RP-56)

•	For the size fraction -30/+50% fines test result: 4.6% (meets 10% for API RP-56)

•	For the size fraction -40/+70% fines test result: 7.2% (meets 8% for API RP-56)

On May 27, 2016, we received a proposal from Norwest Corporation, a Calgary based engineering company, to complete a NI 43-101 Technical Report to determine resources for the Eagle Creek Project. Under the terms of this proposal there are several Project Phases:

1.	Phase One Data Review and Database Creation

The data base consists of 66 core holes and 107 backhoe trenches, along with laboratory analysis that conforms to standard API RP56 or ISO 13-502-2, which was analyzed by certified laboratories. Phase 1 tasks include:

•	Compilation of all geological descriptive information;

•	Compilation of all analytical sample data

•	Verification of each hole’s collar and backhoe trench spatial locations through review of a federal government topographic surface.

•	Assessment of the frac sand resource quality following a review of the available analytical data.

2.	Model Creation

•	Surface delineation based on the frac sand spatial data obtained from the holes and backhoe trenches; and

•	Frac sand volume estimation and resource classification.

3.	Site Visit

4.	NI 43-101 Report Preparation

Cost of NI 43-101 Report Preparation Project was estimated to be CAD$50,532 (US$37,900).

Upon completion Phase One, it was determined that additional data was required and that a field program was necessary to confirm results from the previous field program datasets with a certified laboratory and to expand on existing high potential areas. The field program is outlined as follows:

1.	Pre-Field Preparation and Project Management

•	Finalize sample site locations;

•	Obtain subsurface site clearances

•	Prepare a Health and Safety program;

•	Field supplies preparation and shipment; and

•	Cost tracking and logistics support.

2.	Field Program

•	An M10 Truck auger rig will systematically collect samples to an approximate depth of 10 meters;

•	Geological descriptive strip logs will be generated for each drill hole;

•	Samples from the auger flights will be collected and will not cross geological facies.

•	Samples will be split for Company storage (if required for subsequent re-testing), balance sent to laboratory.

3.	Post-Field Data Finalization and Database upload.

Cost of Auger Drilling Program and Testing was estimated at CAD $58,615 (US$44,000).

Drilling commenced in early July 2016. We expect to receive the reports in late November, 2016.

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

Results of Operations for nine months ended September 30, 2016 and September 30, 2015

During the 9 months ended September 30, 2016 (YTD-16) the Company incurred a loss of $1,755,831 compared to a loss of $56,442 of the nine month period ended September 30, 2015 (YTD-15). This increase in loss of $1,699,389 was mostly caused by the impairment loss on mineral properties of $1,539,430. This impairment loss was incurred because the Company cannot provide evidence of value of the frac sand resource discovered on the mineral property at this time. Due to increased business activity during YTD-16 consulting fees increased to $108,920 from $9,000 during YTD-15. This $99,520 was due to increase compensation paid to the Company’s officer and director. Due to the acquisition of NAFS-CA during YTD-16 audit fees increased to $44,280 from $10,700 during YTD -15.

Results of Operations for three months ended September 30, 2016 and September 30, 2015

During the 3 months ended September 30, 2016 (Q3-16) the Company incurred a loss of $1,616,392 compared to a loss of $19,565 of the three month period ended September 30, 2015 (Q3-15). This increase in loss of $1,596,828 was mostly caused by the impairment loss on mineral properties of $1,539,430. This impairment loss was incurred because the Company cannot provide evidence of value of the frac sand resource discovered on the mineral property at this time. Due to increased business activity during Q3-16 consulting fees increased to $33,920 from $3,000 during Q3-15. This $30,920 was due to increase compensation paid to the Company’s officer and director. Due to the acquisition of NAFS-CA during Q3-16 audit fees increased to $25,920 from $3,000 during Q3 -15.

Financial Condition

Total Assets. Total assets at September 30, 2016 and December 31, 2015 were $Nil and $Nil, respectively.

Total Liabilities. Total liabilities at September 30, 2016 and December 31, 2015 were $486,915 and $91,884, respectively. Total liabilities consist of accounts payable of $60,675 and $1,302; related party accounts payable of $155,007 and $23,000; note payable to a director of $0 and $67,582; and third party notes payable of $271,233 and $0, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss for the nine months ended September 30, 2016 and 2015 of $1,755,831 and $56,443 respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At September 30, 2016 we had working capital deficit of $486,915. Our working capital is due to the results of operations.

Net cash from (used in) operating activities for the nine months ended September 30, 2016 and 2015 was $(48,661) and $(52,386), respectively. Net cash used in operating activities includes our net loss and changes in working capital components, such as accounts payable.

Net cash from (used in) financing activities for the nine months ended September 30, 2016 and 2015 was $(154,989) and $0, respectively.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2016 and 2015 was $203,651 and $52,386, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2016.

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

As of September 30, 2016, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of September 30, 2016, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework -2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2015 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2016, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

		(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(3.3)	Amended Articles of Incorporation dated July 27, 2016.	Filed herewith

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

		(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

		(10.4)	Share Purchase Agreement dated April 25, 2014	See Exhibit Key

		(10.5)	Amendment to Share Purchase Agreement dated June 11, 2014	See Exhibit Key

		(10.6)	Termination of Share Purchase Agreement dated August 27, 2014	See Exhibit Key

		(10.7)	Share Purchase Agreement dated July 10, 2015	See Exhibit Key

		(10.8)	Amendment to Share Purchase Agreement dated October 5, 2015	See Exhibit Key

		(10.9)	Amendment to Share Purchase Agreement dated November 25, 2015	See Exhibit Key

	(11.0)	Statement re: computation of per share	Note 2 to Financial Stmts.
Earnings

	(14.0)	Code of Ethics	See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer	Filed herewith
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

	(31.2)	Certificate of Chief Financial Officer	Filed herewith
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

	(32.1)	Certification of Chief Executive Officer	Filed herewith
pursuant to 18 U.S.C. § 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

	(32.2)	Certification of Chief Executive Officer	Filed herewith
pursuant to 18 U.S.C. § 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.4	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2014

10.5	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2014

10.6	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2014

10.7	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2015

10.8	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2015

10.9	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 27, 2015

10.10	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 20, 2016

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICA FRAC SAND, INC.

NAME	TITLE	DATE

/s/ David Alexander	Principal Executive Officer, Principal Accounting Officer, Secretary and Chairman of the Board of Directors	November 21, 2016
David Alexander

