Form 10-K
period 2016-12-31
North America Frac Sand, Inc.
filed 2017-04-27
CIK 1409253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54757

North America Frac Sand, Inc.
(Exact Name of Registrant as specified in its charter)

Florida	20-8926549
(State or jurisdiction of Incorporation or organization)	(I.R.S Employer Identification No.)

Unit 1 – 550 Browning Place, North Vancouver, British Columbia, Canada	V7H 3A9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 778-772-8184

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section12(g) of the Exchange Act

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
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. On April 26, 2017, the market value of the 55,915,448 shares held by non-affiliates was $473,165.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

April 26, 2017: 55,915,448 common shares

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

2

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of North America Frac Sand, Inc. for the year ended December 31, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

North America Frac Sand, Inc. is a Florida corporation, (the "Company"). The Company’s name, as incorporated, was New Found Shrimp, Inc. The Company has been providing marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

We were founded in April 2007 in Indianapolis, Indiana. In June of 2012 we changed our domicile from the state of Indiana to the State of Florida. On February 9, 2015 David Copp resigned as CEO and Director, and David Alexander has been appointed CEO and President.

In 2014, we reviewed opportunities in the modular building systems markets in Alberta, Canada. At that time, we changed our name, from New Found Shrimp Inc., to Innovate Building Systems Inc, and subsequently to Xterra Building Systems Inc. On July 10, 2015, we entered into a share purchase agreement with Canadian Sandtech Inc. (“CSI”) to acquire 100% of the issued and outstanding shares of North America Frac Sand (CA) Ltd. (“NAFS-CA”) by issuing to CSI 37,800,000 shares of the Company into escrow. At that time, we changed our name from Xterra Building Systems to North America Frac Sand Inc.

NAFS-CA was incorporated in Alberta on June 8, 2015 and was a wholly owned subsidiary of CSI. NAFS-CA owns approximately 30,000 acres of mineral leases about 30 kilometers east of Saskatchewan, Canada, called the Eagle Creek leases. On August 29, 2016 these leases were assigned to the Company.

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

There has been significant exploration activity on 1,680 acres of the Eagle Creek property. Since 2008, CSI has drilled 173 holes on the Eagle Creek property. 149 of the drill holes were 300-foot spacing. 7 drill holes and 17 backhoe holes were 600-foot spacing. The average sand thickness per hole was 10.5 feet and the size of the tested area was approximately 12.9 million square feet. With respect to frac sand, there are approximately 75 lbs. of frac sand per cubic foot. CSI transferred ownership of the Eagle Creek property to its wholly owned subsidiary NAFS-CA in early August 2015. A summary of the activities undertaken on the property to date is as follows:

Date	Description of activities

Aug-Oct 2008	CSI recognized the sand qualities on the leased property and the fact that these sands warranted further testing. This lead to CSI entering into lease agreements.
Jun 2009

CSI tested 107 holes backhoed under the supervision of Independent Engineer Green Engineering Ltd. ("GEL) and determined that significant quantities of suitable sand were present and that additional testing from an Independent engineer was required.

Nov-Dec 2009	CSI core drilled 66 holes under the supervision of Independent Engineer GEL and began lab testing of core samples.
June 2010

Saskatchewan Government confirmed CSI’s sand deposit (frac sands) fall under “Sand and Gravel” and are the property of the surface right holder. No disposition under the Quarry Regulations, 1957 was required to exploit the frac sand deposit.

Nov 2010 – Jan 2013	Further laboratory testing was conducted by SGS & Met Solve Labs and results determined the sands tested passed American Petroleum Industry (API) standards.
Jan 2013 - Current	CSI began gathering production data, plant design and cost, financial data and compiled other data to assist in the preparation of a NI 43-101 report required for additional financing.

Our Plan of Operation for the next twelve months is to raise approximately $2 million in capital financing. The proceeds of this financing would first be used to complete a NI-43-101 report. If recommended to by the NI-43-101 report, it is our intention to continue to drill out the property, to establish the both the size and quality of the frac sand resource evident on the mineral leases, and to provide working capital to the Company. The Company has continued to borrow funds from its management. With some of these funds the Company has entered into a loan agreement with NAFS-CA, utilizing the mining leases as collateral for any advances made by the Company. As a consequence of this arrangement, NAFS-CA has been able to retain Northwest Corporation, a Calgary based mineral engineering company, to conduct certain development work on the mineral leases for the purpose of determining the presence of and economic resource and completing a NI-43-101 Report, as well as to pay the annual minimum lease payments on the mineral leases and thereby keep mineral leases in good standing. The field work initially was to compile previously completed mineral testing results and to write an NI-43-101 Report based on this data. However, the integrity of the data obtained was such that additional development work was required. This work includes an Auger Drilling Field Program, as well as additional assay and other tests, are currently underway

Although we are not presently engaged in any other capital raising activities, we anticipate that we may engage in one or more private offerings of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct a private offering under Section 4(2) of the Securities Act of 1933.

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

Cost of Auger Drilling Program and Testing was estimated at CAD $58,615 (US$44,000).

Drilling commenced in early July 2016. Reports are expected to be issued before the end of August 2016.

Item 1A. Risk Factors

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our offices, are located at Unit 1 – 550 Browning Place, North Vancouver, British Columbia, Canada V7H 3A9. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time. On March 30, 2017, the Company received a letter from the lawyers representing Canadian Sandtech Inc. disputing the legality of the acquisition of North America Frac Sand (CA) Ltd. from them by the Company. The Company has retained lawyers and is disputing this allegation with the full extent of the law. It is our lawyers and the Company’s opinion that this letter is without merit.

Item 4. Mine safety disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

North America Frac Sand Inc. trades on the OTC-QB market under the trading symbol NASF. Trading for NAFS for the last two years by quarter is as follows:

Period	High	Low	Close
Q1-2015	$0.02	$0.02	$0.02
Q2-2015	$0.07	$0.02	$0.07
Q3-2015	$0.90	$0.07	$0.35
Q4-2015	$0.40	$0.05	$0.12

Q1-2016	$0.18	$0.05	$0.05
Q2-2016	$0.09	$0.04	$0.04
Q3-2016	$0.07	$0.03	$0.03
Q4-2016	$0.06	$0.02	$0.02

Holders

As of April 5, 2017 there were 423 shareholders of record of our common stock.

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

Our Business Overview

North America Frac Sand, Inc. is a Florida corporation (the "Company"). During the year ended December 31, 2015, the Company entered into an agreement to acquire North America Frac Sand (CA) Ltd (“NAFS-CA”), an Alberta Corporation. We completed the due diligence on February 29, 2016. We finalized the audit of NAFS-CA in August of 2016, and completed a Form 8-K on August 31, 2016. Consequently the acquisition was completed as of August 31, 2016. The mineral leases have been assigned to the Company as of July 28, 2016. This allowed the Company to complete lease payments and commence exploration activities.

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

Results of Operations for the year ended December 31, 2016 and December 31, 2015

2016 expenses are $239,238 higher than 2015 due to the increase of business activities.

Financial Condition

Total Assets. Total assets at December 31, 2016 and 2015 were $Nil and $Nil, respectively.

Total Liabilities. Total liabilities at December 31, 2016 and 2015 were $573,931and $91,884, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the years ended December 31, 2016 and 2015 of $1,670,950 and $65,416, respectively. The Company has an accumulated deficit of $36,179,052. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At December 31, 2016 we had working capital deficit of $573,931. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ended December 31, 2016 and 2015 was $1,491,294 and -$63,992, respectively.

Net cash provided by investment activities for the years ended December 31, 2016 and 2015 was -$1,429,178 and $nil, respectively.

Net cash provided by financing activities for the years ended December 31, 2016 and 2015 was -$62,116 and $63,992, respectively.

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

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2016.

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

As of December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Name	Age	Position
David R. Cupp	38	Director, resigned as President, Secretary and Chairman of the Board of Directors on February 7, 2015(1), resigned as director March 15, 2016.
David M. Alexander	66	Director, President, Secretary and Chairman of the Board of Directors since February 7, 2015(1)
Edwin G Morrow	71	Director since

_______

(1) Mr. Alexander and Mr. Morrow will serve as directors until the next annual shareholder meeting.

Background of Executive Officers and Directors

Mr. David Alexander is a Chartered Accountant with over 25 years’ experience in providing audit, accounting, and consulting services to both private and public companies. In the last five years Mr. Alexander has served as a director of Shalex Energy Corporation (oil and gas) from May 2012 - September 2013, WasteFixx Systems Inc. (water and soil clean up) from May 2013 - September 2013, and has since January 2016 served as the Chief Financial Officer of Veritas Pharma Inc. (pharmaceuticals) and since July 2016 as Chief Financial Officer of Southern Lithium Corp. (lithium exploration). Mr. Alexander additionally provides business consulting services to several clients through his consulting practice. Based upon the aforementioned background and experience, Company principals believe that Mr. Alexander is eminently qualified to discharge the duties required for the directorship of the Company. On February 9, 2015, Mr. David Alexander assumed the role of Chief Executive Officer.

Mr. Ed Morrow is a Professional Geologist with

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2016, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
		Salary	Bonus	Stock	Option	Non-equity incentive plan	Nonqualified deferred compensation earnings	All other compensation
Name and principal position	Year	($)	($)	Awards	Awards	compensation	($)	($)	Total

David R. Cupp (1), President	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David R. Cupp (1), President	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David M Alexander President	2014	$9,000	-0-	-0-	-0-	-0-	-0-	-0-	$9,000
David M Alexander President	2015	$14,000	-0-	-0-	-0-	-0-	-0-	-0-	$14,000
David M Alexander President	2016	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000

__________

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

Compensation Committee Interlocks and Insider Participation

Our current Board of Directors consist of David M. Alexander and Mr. Edwin G. Morrow (Mr. David R. Cupp resigned March 15, 2016).

Director Compensation

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2016, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class (2)

Common Stock	Canadian Sandtech Inc. Ray Newton and Dwight Newton Bay 9B, 318 – 105 Street East Saskatoon, SK S7N 1Z3	37,800,000	(3)	82.8%
Common Stock	David R. Cupp 7830 Inishmore Dr. Indianapolis, IN 46241	400		0.000%
Series A Preferred Stock	David R. Cupp 7830 Inishmore Dr. Indianapolis, IN 46241	1	(4)	100.000%

Common Stock	All Executive Officers and Directors as a Group (1)	400		0.000%

___________

(1)	The percentages are based on of xx shares of common stock issued and outstanding as of the date of this report
(2)	A total of xx shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).
(3)	These shares are being held in escrow by the Company’s attorneys.
(4)	David R. Cupp one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Mr. Alexander has charged management fees of $120,000 in 2016 and $14,000 in 2015.

Our offices are currently located Unit 1 – 550 Browning Place, North Vancouver, British Columbia, Canada, V7H 3A9. During the year the Company paid Mr. Alexander $10,500 for rent.

Future Transactions

Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by our board of directors.

Director Independence

Mr. Morrow is an independent director. We consider independent directors to be individuals who are not employed by the Company in any capacity and who do not have any equity ownership interest in the Company. Our Board of Directors is comprised of our President, David Alexander and Mr. Ed Morrow. Until March 21, 2016, Mr. Cupp also served on the Board of Directors. Mr. Cupp is currently majority shareholder of the company’s common equity. We intend to seek additional independent directors for our board of directors when the market conditions improve and we are able to provide compensation for our board of director members.

Item 14. Principal Accounting Fees and Services

	2016	2015
Audit fees	50,280	10,700
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors, which consists of our sole director only.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description		Location Reference

(a)	Financial Statements	Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

(3.3)	Amended Articles of Incorporation	See Exhibit Key

(10.0)	Material Contracts

(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

(10.4)	Share Purchase Agreement dated April 25, 2014	See Exhibit Key

(10.5)	Amendment to Share Purchase Agreement dated June 11, 2014	See Exhibit Key

(10.6)	Termination of Share Purchase Agreement dated August 27, 2014	See Exhibit Key

(10.7)	Share Purchase Agreement dated July 10, 2015	See Exhibit Key

(10.8)	Amendment to Share Purchase Agreement dated October 5, 2015	See Exhibit Key

(10.9)	Amendment to Share Purchase Agreement dated November 25, 2015	See Exhibit Key

(10.10)	Close on Share Purchase Agreement dated July 27 2016.,	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings	Note 2 to Financial Stmts.

(14.0)	Code of Ethics	See Exhibit Key

(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)	XBRL Instance Document	Filed herewith

(101.SCH)	XBRL Taxonomy Ext. Schema Document	Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.3	Incorporated by reference herein to Company’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2016

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.4	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on April 24, 2014

10.5	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on June 11, 2014

10.6	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on August 27, 2014

10.7	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on July 17, 2015

10.8	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on October 5, 2015

10.9	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 27, 2015

10.10	Incorporated by reference herein to the Company’s Form 8-Q filed with the Securities and Exchange Commission on August 29, 2016

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICA FRAC SAND, INC.

NAME	TITLE	DATE

/s/ David Alexander	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer,	April 26, 2017
David Alexander	Secretary and Chairman of the Board of Directors

Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of North America Frac Sand, Inc.:

We have audited the accompanying consolidated balance sheets of North America Frac Sand, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of North America Frac Sand, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
April 26, 2017

North America Frac Sand, Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$303,853	$1,302
Accounts payable, related party	1,227	23,000
Note payable, related party	-	67,582
Note payable	268,851	-
Total Current Liabilities	573,931	91,884

TOTAL LIABILITIES	573,931	91,884

COMMITMENTS AND CONTINGENCIES

Preferred stock, Series A: 10 authorized; $0.00001 par value
1 and 1 shares issued and outstanding on December 31, 2016 and December 31, 2015, respective	13,741,679	13,741,679
Preferred stock, Series B: 99,999,999 authorized; $0.00001 par value
116 and 76,105 shares issued and outstanding on December 31, 2016 and 2015, respectively	519	1
Common stock: 10,000,000,000 authorized; $0.00001 par value
55,915,448 and 45,665,448 shares issued and outstanding on December 31, 2016 and December 31, 2015, respectively	559	457
Additional paid in capital	21,862,364	20,674,081
Accumulated deficit	(36,179,052)	(34,508,102)
Total stockholders' deficit	(573,931)	(91,884)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to audited consolidated financial statements

North America Frac Sand, Inc.
Consolidated Statements of Operations

	December 31, 2016	December 31, 2015

Cost and expenses:
Professional fees	$225,929	$61,277
Mineral exploration expense	57,159	-
General and administrative expenses	14,013	4,140
Communication costs	19,309	-
Total operating expenses	316,410	65,417

Other (income) expense
Interest expense	12,660	-
Exchange loss (gain)	(11,756)	-
Impairment (income) loss	1,544,306	-
Gain on extinguishment of Series B Preferred Shares	(190,670)	-
Total other expenses	1,354,540	-
Net comprehensive (loss)	$(1,670,950)	$(65,417)

Loss per common shares	$(0.05)	$-

Basic weighted average number of Common shares outstanding	50,247,640	2,990,790

See notes to audited consolidated financial statements

North America Frac Sand, Inc.
Statements of Changes in Shareholders' Deficit

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional paid-in
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2014	1	$13,741,679	76,133	$1	865,450	$9	$20,674,528	$(34,442,685)	$(26,468)
The Company facilitated 1 to 100 reverse stock split declared effective on May 20, 2015 by FINRA, adjustment for fractional shares	-	-	-	-	(2)	-	-	-	-
Issuance of 37,800,000 restricted shares of common stock at par $0.00001 into escrow to facilitate the North America Frac Sand (CA) Ltd. on July 10, 2015	-	-	-	-	37,800,000	378	(378)	-	-
Non-related parties converted 15 shares of Series B Preferred stock into 3,750,000 shares of unrestricted common stock at par, $0.00001 on July 17, 2015	-	-	(15)	-	3,750,000	38	(38)	-	-
Non-related parties converted 2 shares of Series B Preferred stock into 500,000 shares of unrestricted common stock at par, $0.00001 on August 25, 2015	-	-	(2)	-	500,000	5	(5)	-	-
Non-related parties converted 3 shares of Series B Preferred stock into 750,000 shares of unrestricted common stock at par, $0.00001 on September 8, 2015	-	-	(3)	-	750,000	7	(7)	-	-
Non-related parties converted 8 shares of Series B Preferred stock into 2,000,000 shares of unrestricted common stock at par, $0.00001 on October 23 2015	-	-	(8)	-	2,000,000	20	(20)	-	-
Net loss	-	-	-	-	-	-	-	$(65,417)	$(65,417)
Balance at December 31, 2015	1	$13,741,679	76,105	$1	45,665,448	$457	$20,674,081	$(34,508,102)	$(91,884)

See notes to audited consolidated financial statements

North America Frac Sand, Inc.
Statements of Changes in Shareholders' Deficit

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional paid-in
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2015	1	$13,741,679	76,105	$1	45,665,448	$457	$20,674,081	$(34,508,102)	$(91,885)
Non-related parties converted 2 shares of Series B Preferred stock into 500,000 shares of unrestricted common stock at par, $0.00001 on March 28, 2016	-	-	(2)	-	500,000	5	(5)	-	-
Non-related parties converted 5 shares of Series B Preferred stock into 1,250,000 shares of unrestricted common stock at par, $0.00001 on April 1 2016	-	-	(5)	-	1,250,000	13	(13)	-	-
Non-related parties converted 10 shares of Series B Preferred stock into 2,500,000 shares of unrestricted common stock at par, $0.00001 on June 20, 2016	-	-	(10)	-	2,500,000	25	(25)	-	-
Effect of return of 75,948 shares of Series B Preferred stock to treasury for cancellation	-	-	(75,948)	518	-	-	(191,188)	-	(190,670)
Non-related parties converted 14 shares of Series B Preferred stock into 3,500,000 shares of unrestricted common stock at par, $0.00001 on July 28, 2016	-	-	(14)	-	3,500,000	35	(37)	-	(2)
Release from escrow of the 37,800,000 shares of common stock issued in exchange for the issued and outstanding shares of North America Frac Sand (CA) Ltd. on August 29, 2016	-	-	-	-	-	-	1,379,576	-	1,379,576
Non-related parties converted 10 shares of Series B Preferred stock into 2,500,000 shares of unrestricted common stock at par, $0.00001 on October 28, 2016	-	-	(10)	-	2,500,000	25	(25)	-	-
Net loss	-	-	-	-	-	-	-	$(1,670,950)	$(1,670,950)
Balance at December 31, 2016	1	$13,741,679	116	$519	55,915,448	$559	$21,862,364	$(36,179,052)	$(573,931)

See notes to audited consolidated financial statements

North America Frac Sand, Inc.
Consolidated Statements of Cash Flow

	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net loss	$(1,670,950)	$(65,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on mineral property	1,544,306	-
Shares issued for mineral property	1,360,800	-
Changes in operating assets and liabilities
Accounts payable	257,138	1,425
Net cash (used in) provided by operating activities	1,491,294	(63,992)

Cash flows from investment activities
Acquisition of mineral properties	(1,360,800)	-
Advances to mineral property	(68,378)	-
Net Cash (used in) investing activities	(1,429,178)	-

Cash flows from financing activities:
Notes payable assumed in mineral property acquisition	(91,488)	-
Change in prefer shares	(171,897)	-
Proceeds from notes payable	201,269	-
Advances under related party note payable	-	63,992
Net cash provided by financing activities	(62,116)	63,992

Net change in cash and cash equivalents	-	-

Cash and cash equivalents
Beginning of year	-	-
End of year	$-	$-

Supplemental cash flow information and non cash financing activities:

Income taxes	$-	$-
Interest	$12,660	$-

See notes to audited consolidated financial statements

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

The Company is Florida Corporation which was incorporated on April 26, 2007. The Company was formed as New Found Shrimp, Inc. to provide consultation to the aquatic farming industry. It was the Company’s plan to provide consolidation opportunities for on-going and start up aquatic farming operations. The Company’s approach was to be to assist aquatic farming operations with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the farms. On April 25, 2014, the Company changed its name to Xterra Building Systems, Inc. On July 10, 2015, the Company entered into a Share Purchase Agreement with Canadian Sandtech Inc. to acquire its wholly owned subsidiary, North America Frac Sand (CA) Ltd. (“NAFS-CA”). In accordance with this Share Purchase Agreement, the Company issued 37,800,000 shares of common stock and placed these shares in escrow. On September 17, 2015, the Company changed its name to North America Frac Sand, Inc. On August 29, 2016, all subjects were removed by the Company to close on the acquisition of NAFS-CA. NAFS-CA has approximately 30,000 acres of mineral leases located approximately 30 kilometers east of Saskatoon Saskatchewan.

The Company is now headquartered in North Vancouver, British Columbia.

NOTE 2. GOING CONCERN

The Company has a history of losses, including $1,690,950 and $65,417 the years ending December 31, 2016 and 2015, respectively. Losses result in an accumulated deficit of $36,179,052. The Company has negative working capital of $573,931 and $91,844 as at December 31, 2016 and 2015 respectively. The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $Nil at December 31, 2016 and 2015, respectively.

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

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at December 31, 2016 and 2015 was $-0- and $-0-, respectively.

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

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016,. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the years December 31, 2016 and 2015.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2016, or December 31, 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2016 and at December 31, 2015. The Series B Preferred stock can be converted to common shares at a rate determined by the Board of Directors.

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Share-based expense for the years ended December 31, 2016 and 2015 totaled $-0- and $-0-, respectively.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the year ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to acquisition, the leases have been explored through extensive drilling operations. As there has not been an economic evaluation of the mineral leases, the investment in the mineral leases have been expensed as Impairment of mineral leases of $1,539,430. On May 27, 2016, the Company entered into an agreement with Northwest Corporation to undertake exploration activities and to prepare an economic evaluation through the preparation NI43-101 report on the mineral leases. As of December 31, 2016, the Company had expended approximately $69,485. As these expenditures were undertaken prior to the effective date of the transaction, they have not been incorporated into the consolidated financial statements.

NOTE 5. INCOME TAXES

At December 31, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of $711,454 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $213,035, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $213,035.

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Year Ended	Net Loss	Permanent Differences	Taxable Loss

December 31, 2011	$7,789	$-	$7,789
December 31, 2012	20,533,321	20,450,000	83,321
December 31, 2013	122,089	-	122,089
December 31, 2014	13,780,487	13,741,679	38,808
December 31, 2015	64,416	-	64,416
December 31, 2016	1,670,950	1,360,800	310,150
Estimated Loss carried forward	$36,179,052	$35,552,479	$626,573

Tax rate			34%

Potential Tax Benefit Carried Forward			$213,035

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company has open tax periods, subject to IRS audit for the years 2013 through 2016.

NOTE 6. SHAREHOLDERS' EQUITY

COMMON STOCK

On September 17, 2014, the Company amended its Articles of Incorporation. The Company has been authorized to issue 10,000,000,000 shares of common stock, $0.00001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution. On July 27, 2016, the Company amended its Articles of Incorporation reducing the authorized capital from 10,000,000,000 to 500,000,000 shares of common stock, $0.00001 par value

On July 10, 2015, the Company issued 37,800,000 shares of the Company pursuant to a Share Purchase Agreement. The 37,800,000 shares were placed into escrow pending the Closing of the acquisition of NAFS-CA.

On July 17, 2015, the Company allowed several non-related parties to convert a total of 15 shares of Series B Preferred stock into 3,750,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 28, 2016, the Company allowed a non-related party to convert a total of 10 shares of Series B Preferred stock into 2,500,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

At December 31, 2016 and December 31, 2015 there were 55,915,448 and 45,665,448 shares of common stock issued and outstanding, respectively.

PREFERRED STOCK

On September 17, 2014, the Company amended its Articles of Incorporation. The Company has been authorized to issue 1,000,000,000 shares of $0.00001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. On July 28, 2016, the Company amended its Articles of Incorporation reducing the authorization to issue 1,000,000,000 to 100,000,000 shares of $0.00001 par value Preferred Stock.

Series A: 10 shares of preferred stock has been designated as Series A. The certificate of designations for the Preferred A Stock provides that it may only be issued in exchange for the partial or full retirement of debt held by management, employees or consultants, or as directed by a majority vote of the Board of Directors. Whereas the September 17, 2014 amendment enabled the Series A may be convertible into the number of shares of common stock which equals four times the sum of (i) the total number of shares of common stock which are issued and outstanding at the time of conversion, plus (ii) the total number of shares of Series B and Series C preferred stocks which are issued and outstanding at the time of conversion; the July 28, 2016 amendment eliminated all conversion rights associated with this class of stock. The Series A class possesses a number of votes equal to the number of common stock equivalents, if converted.

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Series B: 99,999,990 shares of preferred stock have been designated as Series B. This is a reduction from the 999,999,990 shares of preferred stock previously designated as Series B. The certificate of designation for the Preferred B Stock provides that as a class shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. Preferred Series B will have liquidation rites, an amount equal to $1.00 per share, plus any declared but unpaid dividends for each share held. Each share will have 10 votes. Each share of Series B Preferred Stock shall be convertible into common shares, at any time, and/or from time to time, into the number of shares of the Corporation’s Common Stock, par value $0.00001 per share, equal to the price of the Series B Preferred Stock, divided by the par value of the Common Stock, subject to adjustment as may be determined by the Board of Directors from time to time (the “Conversion Rate”).

The September 17, 2014 amended to the Company’s Articles of Incorporation modified the terms of the Preferred Series A conversion exchange to common stock. Because of this modification, the Company did not have sufficient common shares to settle both the Preferred Series A and Preferred Series B share conversions. Consequently, the requirement for extinguishment accounting was triggered. Under the terms of extinguishment accounting, the Company is required to determine a fair value the Preferred Series A. SEC guidelines request that the Company use fair value as determined by an arm’s length transaction with an unrelated third party and that there are no unstated rights or privileges. The Preferred Series A was deemed to have a fair value of $13,741,679 based upon the converted valuation approach as the primary driver of value in the instrument, its common stock equivalency. The Preferred Series A were to be classified as mezzanine equity. On July 28, 2016, the Company eliminated the rights of the Preferred Series A to convert into common stock. Consequently, the requirement for extinguishment accounting has been removed.

As a result of the July 28, 2016 amendment, the Company now has sufficient shares to settle Preferred Series A and Preferred Series B and accordingly has reclassed the share to permanent equity from mezzanine equity.

At December 31, 2016 and December 31, 2015 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At December 31, 2016 and December 31, 2015 there were 116 and 76,105 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, David Alexander had advanced to the Company $nil ($67,582 -2015) with no stated interest rate, payment terms and is due on demand.

On May 18, 2011 David Cupp loaned the Company $100 with no stated interest rate, payment terms and is due on demand. Additionally, payments were made on behalf of the Company in satisfaction of liabilities, totaling $27,541. The total amount due to Mr. Cupp, $27,641, was forgiven in 2015 and recognized as a contribution to capital. No amount was due to Mr. Cupp as of December 31, 2016 or 2015.

As of the year ending December 31, 2016, Mr. David Alexander accrued and unpaid consulting fees of $14,000 ($9,000 – 2015).

Amounts due to related parties at December 31, 2016 and December 31, 2015 totaled $90,582 and $12,590, respectively.

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

NOTE 9. SUBSEQUENT EVENTS

On March 30, 2017, the Company received a letter from the lawyers representing Canadian Sandtech Inc. disputing the legality of the acquisition of North America Frac Sand (CA) Ltd. from them by the Company. The Company has retained lawyers and is disputing this allegation with the full extent of the law. It is our lawyers and the Company’s opinion that this letter is without merit.

