Form 10-Q
period 2017-06-30
North America Frac Sand, Inc.
filed 2017-08-14
CIK 1409253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of July 24, 2017 was 70,065,448.

Special Note Regarding Forward Looking Statements.

This report on Form 10-Q of North America Frac Sand, Inc. for the period ended June 30, 2017 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this report. This report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements.

Part I. Financial Information

Item 1. Financial Statements.

North America Frac Sand, Inc.
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$362,341	$303,853
Accounts payable, related party	101,055	1,227
Note payable, related Party	268,851	268,851
Total Current Liabilities	732,247	573,931

TOTAL LIABILITIES	732,247	573,931

COMMITMENTS AND CONTINGENCIES

Preferred stock, Series A: 1 authorized; $0.00001 par value 1 and 1 shares issued and outstanding on June 30, 2017 and December 31, 2016, respectively	13,741,679	13,741,679
Preferred stock, Series B: 99,999,999 authorized; $0.00001 par value 57 and 103 shares issued and outstanding on June 30, 2017 and December 31, 2016, respectively	404	519
Common stock: 10,000,000,000 authorized; $0.00001 par value 57,415,448 and 45,665,448 shares issued and outstanding on June 30, 2017 and December 31, 2016, respectively	674	559
Additional paid in capital	21,843,590	21,843,590
Cumulative comprehensive income (loss)	14,422	18,774
Accumulated deficit	(36,333,016)	(36,179,052)
Total stockholders' deficit	(732,247)	(573,931)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to unaudited consolidated financial statements

North America Frac Sand, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Cost and expenses:
Communication costs	$13,570	$5,689	$17,159	$10,764
Professional fees	50,238	66,104	92,330	121,630
Mineral exploration expense	40,000	-	41,762	-
General and administrative expenses	355	674	430	7,045
Total operating expenses	104,163	72,467	151,681	139,439

Other (income) expense
Interest expense	(1,413)	-	2,283	-
Total other expenses	(1,413)	-	2,283	-
Net income (loss)	(102,750)	(72,467)	(153,964)	(139,439)

Loss per common shares	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted average shares outstanding	61,728,635	9,876,437	57,912,708	8,879,184

Other Comprehensive Loss:
Unrealized exchange (loss) gain	2	-	(4,352)	-
Net comprehensive (loss)	$(102,748)	$(72,467)	$(158,316)	$(139,439)

See notes to unaudited consolidated financial statements

North America Frac Sand, Inc.
Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net loss	$(153,964)	$(139,439)
Change in non-cash working capital items:
Accounts payable	158,316	89,696
Net cash (used in) provided by operating activities	4,352	(49,743)

Cash flows from investment activities
Investment in mineral assets	-	(10,950)
Net Cash (used in) investing activities	-	(10,950)

Cash flows from financing activities:
Change in prefer shares	-	-
Proceeds from notes payable	-	-
Advances under related party note payable	-	60,693
Net cash provided by financing activities	-	60,693

Net change in cash and cash equivalents	4,352	-

Cash and cash equivalents
Beginning of period	-	-
Effect of exchange rate changes on cash and cash equivalents	(4,352)	-
End of period	$-	$-

Supplemental cash flow information and non cash financing activities:
Income taxes	$-	$-
Interest	$-	$-

See notes to unaudited consolidated financial statements

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

June 30, 2017

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

The Company is now headquartered in North Vancouver, British Columbia.

NOTE 2. GOING CONCERN

The Company has a history of losses, including $153,964 and $139,439 the periods ending June 30, 2017 and 2016, respectively. Losses result in an accumulated deficit of $36,333,016. The Company has negative working capital of $732,247 and $573,931 as at June 30, 2017 and December 31, 2016 respectively. The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $Nil at June 30, 2017 and December 31, 2016, respectively.

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

June 30, 2017

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

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at June 30, 2017 and December 31, 2016 was $-0- and $-0-, respectively.

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

June 30, 2017

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the periods June 30, 2017 and 2016.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2017, or December 31, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2017 and at December 31, 2016. The Series B Preferred stock can be converted to common shares at a rate determined by the Board of Directors.

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

June 30, 2017

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Share-based expense for the periods ended June 30, 2017 and 2016 totaled $-0- and $-0-, respectively.

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

June 30, 2017

NOTE 4. INVESTMENT IN EAGLE CREEK PROPERTY

On August 29, 2016, the Company acquired the rights to the by entering into a leasing agreement for the mineral rights of the Eagle Creek Properties. A description of the mineral leases are as follow:

A description of the Company’s mineral leases are as follows:

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

Prior to acquisition, the leases were explored through extensive drilling operations. Unfortunately, the data provided by the previous exploration activities were not consistent with the methodology required for providing NI 53-101 guidance. Consequently, because no third party valuation could be provided through an economic evaluation of the mineral resources, the Company expensed as Impairment of mineral leases the total of $1,539,430. On May 27, 2016, the Company entered into an agreement with Northwest Corporation to undertake exploration activities and to prepare an economic evaluation through the preparation NI43-101 report on the mineral leases. As of June 30, 2017, the Company had expended approximately $69,485. As these expenditures were undertaken prior to the effective date of the transaction, they have not been incorporated into the consolidated financial statements.

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

June 30, 2017

NOTE 5. INCOME TAXES

At June 30, 2017, the Company had a net operating loss carry–forward for Federal income tax purposes of $780,537 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $265,383, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $265,383.

	Net Loss	Permanent Differences	Taxable Loss
Year Ended
December 31, 2011	$7,789	$-	$7,789
December 31, 2012	20,533,321	20,450,000	83,321
December 31, 2013	122,089	-	122,089
December 31, 2014	13,780,487	13,741,679	38,808
December 31, 2015	64,416	-	64,416
December 31, 2016	1,670,950	1,360,800	310,150
June 30, 2017	153,964	-	153,964
Estimated Loss carried forward	$36,333,016	$35,552,479	$780,537

Tax rate			34%

Potential Tax Benefit Carried Forward			$265,383

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company has open tax periods, subject to IRS audit for the years 2013 through 2017.

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

June 30, 2017

NOTE 6. SHAREHOLDERS' EQUITY

COMMON STOCK

On September 17, 2014, the Company amended its Articles of Incorporation. The Company has been authorized to issue 10,000,000,000 shares of common stock, $0.00001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution. On July 27, 2016, the Company amended its Articles of Incorporation reducing the authorized capital from 10,000,000,000 to 500,000,000 shares of common stock, $0.00001 par value.

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

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

June 30, 2017

NOTE 6. SHAREHOLDERS' EQUITY (continued)

COMMON STOCK (continued)

On May 17, 2017, the Company allowed a non-related party to convert a total of 11 shares of Series B Preferred stock into 2,750,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

On May 23, 2017, the Company allowed a non-related party to convert a total of 11 shares of Series B Preferred stock into 2,750,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

On May 25, 2017, the Company allowed a non-related party to convert a total of 6 shares of Series B Preferred stock into 1,500,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

On June 19, 2017, the Company allowed a non-related party to convert a total of 8 shares of Series B Preferred stock into 2,000,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

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

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

June 30, 2017

NOTE 6. SHAREHOLDERS' EQUITY (continued)

PREFERRED STOCK (continued)

As a result of the July 28, 2016 amendment, the Company now has sufficient shares to settle Preferred Series A and Preferred Series B and accordingly has reclassed the share to permanent equity from mezzanine equity.

At June 30, 2017 and December 31, 2016 there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At June 30, 2017 and December 31, 2016 there were 57 and 103 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

As of June 30, 2017, Mr. David Alexander accrued and unpaid consulting fees of $nil ($14,000 – 2016).

Amounts due to related parties at June 30, 2017 and December 31, 2016 totaled $272,150 and $90,582, respectively.

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

NOTE 9. SUBSEQUENT EVENTS

On July 10, 2017, the Company converted 10 series B Preferred shares into 2,500,000 share of common stock.

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

We were founded in April 2007 in Indianapolis, Indiana. In June of 2012 we changed our domicile from the state of Indiana to the State of Florida. On February 9, 2015 David Cupp resigned as CEO and Director, and David Alexander has been appointed CEO and President.

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

NAFS-CA was incorporated in Alberta on June 8, 2015 and was a wholly owned subsidiary of CSI. NAFS-CA owns approximately 30,000 acres of mineral leases about 30 kilometers east of Saskatchewan, Canada, called the Eagle Creek leases. On August 29, 2016 these leases were assigned and transferred to the Company.

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

Results of Operations for the period ended June 30, 2017 and 2016

2017 expenses are $12,294 higher than 2016 due to the increase of business activities.

Financial Condition

Total Assets. Total assets at June 30, 2017 and December 31, 2016 were $Nil and $Nil, respectively.

Total Liabilities. Total liabilities at June 30, 2017 and December 31, 2016 were $732,247 and $573,931, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the period ended June 30, 2017 and 2016 of $151,733 and $139,439, respectively. The Company has an accumulated deficit of $36,333,016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At June 30, 2017 we had working capital deficit of $732,247. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the periods ended June 30, 2017 and 2016 was $nil and $49,743, respectively.

Net cash used in investment activities for the periods ended June 30, 2017 and 2016 was $nil and $10,950, respectively.

Net cash provided by financing activities for the periods ended June 30, 2017 and 2016 was $nil and $60,693, respectively.

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

Capital Resources

We have no material commitments for capital expenditures as of June 30, 2017.

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

As of June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2017, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.		See Exhibit Key

(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.		See Exhibit Key

(3.3)	Amended Articles of Incorporation		See Exhibit Key

(10.0)	Material Contracts

	(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

	(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

	(10.4)	Share Purchase Agreement dated April 25, 2014	See Exhibit Key

	(10.5)	Amendment to Share Purchase Agreement dated June 11, 2014
See Exhibit Key
	(10.6)	Termination of Share Purchase Agreement dated August 27, 2014
See Exhibit Key
	(10.7)	Share Purchase Agreement dated July 10, 2015	See Exhibit Key

	(10.8)	Amendment to Share Purchase Agreement dated October 5, 2015
See Exhibit Key
	(10.9)	Amendment to Share Purchase Agreement dated November 25, 2015

	(10.10)	Close on Share Purchase Agreement dated July 27 2016.,	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings	Note 2 to Financial Stmts.

	(14.0)	Code of Ethics	See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(31.2)	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(32.2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document Filed herewith		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document Filed herewith		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document Filed herewith		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document Filed herewith		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document Filed herewith		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.3	Incorporated by reference herein to Company’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2016.

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012.

10.3	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012.

10.4	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.

10.5	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2014.

10.6	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2014.

10.7	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

10.8	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.

10.9	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 27, 2015.

10.10	Incorporated by reference herein to the Company’s Form 8-Q filed with the Securities and Exchange Commission on August 29, 2016.

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICA FRAC SAND, INC.

NAME	TITLE	DATE

/s/ David Alexander	Principal Executive Officer,	August 10, 2017
David Alexander	Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None

