Form 10-K
period 2017-12-31
North America Frac Sand, Inc.
filed 2018-04-19
CIK 1409253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54757

North America Frac Sand, Inc.
(Exact Name of Registrant as specified in its charter)

Florida	20-8926549
(State or jurisdiction of Incorporation or organization)	(I.R.S Employer Identification No.)

215 North Jefferson, Box 591, Ossian, Indiana	46777
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 260-490-9990

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. On April 17, 2018, the market value of the 70,065,448 shares held by non-affiliates was $705,654.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

April 17, 2018: 70,065,448 common shares

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

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of North America Frac Sand, Inc. for the year ended December 31, 2017 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

North America Frac Sand, Inc. is a Florida corporation (“NAFS” or the “Company”). The Company’s original name, as incorporated, was New Found Shrimp, Inc. The Company has been providing marketing of consulting services primarily to independent aquatic farming operators and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

We were founded in April 2007 in Indianapolis, Indiana. In June of 2012, we changed our domicile from the state of Indiana to the State of Florida. On December 11, 2016, David Alexander resigned as CEO, President, and Joe Kistler (“Mr. Kistler”) has been appointed CEO and President.

In 2014, we reviewed opportunities in the modular building systems markets in Alberta, Canada. At that time, we changed our name, from New Found Shrimp, Inc., to Innovate Building Systems, Inc, and subsequently to Xterra Building Systems, Inc. On July 10, 2015, we entered into a share purchase agreement with Canadian Sandtech, Inc. (“CSI”) to acquire 100% of the issued and outstanding shares of North America Frac Sand (CA) Ltd. (“NAFS-CA”) by issuing to CSI 37,800,000 shares of the Company into escrow. At that time, we changed our name from Xterra Building Systems, Inc. to North America Frac Sand, Inc.

NAFS-CA was incorporated in Alberta, Canada on June 8, 2015, and was a wholly owned subsidiary of CSI. NAFS-CA owns approximately 30,000 acres of mineral leases about 30 kilometers east of Saskatchewan, Canada, called the Eagle Creek mineral leases. On August 29, 2016, these leases were assigned to the Company.

A description of the Eagle Creek mineral leases is as follows:

Lease	Description of Lease	Lease Rate
# 1	Section 11, NE ¼ of Section 2, N (½) of Section 3, in Township 38, Range 10, West of the 3rd Meridian, as to the surface rights referenced in the Certificate of Title.

Upfront payment of $3,000. Ten-year lease dated April 26, 2017, automatically extended for second 10 years if royalties are being paid. Lease rate is $1 per acre per year. Royalty rate is $5.00 per ton of processed ore sold at $80 per metric ton or less, and $5.00 plus 10% of the difference between the sales price greater than $80 and $80 per metric ton.

There has been significant exploration activity on the 1,680 acres of the Eagle Creek property. Since 2008, CSI has drilled 173 holes on the Eagle Creek property. 149 of the drill holes were 300-foot spacing, and 7 drill holes and 17 backhoe holes were 600-foot spacing. The average sand thickness per hole was 10.5 feet, and the size of the tested area was approximately 12.9 million square feet. With respect to frac sand, there are approximately 75 lbs. of frac sand per cubic foot. CSI transferred ownership of the Eagle Creek property to its wholly owned subsidiary NAFS-CA in early August 2015. A summary of the activities undertaken on the property to date is as follows:

Date	Description of activities
Aug-Oct 2008	CSI recognized the sand qualities on the leased property and the fact that these sands warranted further testing. This lead to CSI entering into lease agreements.
Jun 2009

CSI tested 107 holes backhoed under the supervision of Independent Engineer Green Engineering Ltd. (“GEL) and determined that significant quantities of suitable sand were present and that additional testing from an Independent engineer was required.

Nov-Dec 2009	CSI core drilled 66 holes under the supervision of Independent Engineer GEL and began lab testing of core samples.
June 2010

Saskatchewan Government confirmed CSI’s sand deposit (frac sands) fall under “Sand and Gravel” and are the property of the surface right holder. No disposition under the Quarry Regulations, 1957 was required to exploit the frac sand deposit.

Nov 2010 – Jan 2013	Further laboratory testing was conducted by SGS & Met Solve Labs and results determined the sands tested passed American Petroleum Industry (API) standards.
Jan 2013 – August 2015	CSI began gathering production data, plant design and cost, financial data and compiled other data to assist in the preparation of a NI 43-101 report required for additional financing.
Aug 2015	Property lease was transferred to NAFS-CA
July-Sept 2016	North West Engineering completed a field testing program which was to test historic data by drilling and sampling 40 core holes to 10 meters.
May 2017	North West Engineering completed a second field testing program by drilling and sampling 45 core holes to 10 meters, and by completing an NI43-101 report.

During the most recent quarter, the Company released a NI-43-101 Report on the Eagle Creek properties. The NI-43-101 report, completed by Norwest Corporation, a Calgary based mineral engineering company, recommended that we continue to drill out the property, to establish both the size and quality of the frac sand resource evident on the mineral leases, and to provide working capital to the Company. The Company has continued to borrow funds from its management to complete the requisite work and to make the minimum lease payments.

Although we are not presently engaged in any other capital raising activities, we anticipate that we may engage in one or more private offerings of our Company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct a private offering under Section 4(2) of the Securities Act of 1933.

The implementation of our business strategy is estimated to take approximately 12 months. Once we are able to secure funding, implementation will begin immediately. The major parts of the strategy to be immediately implemented will be the sales and marketing and office equipment and human resources procurement.

Industry Overview

Frac Sand Industry

The practice of fracturing reservoir rock in the United States as a method to increase the flow of oil and gas from wells has a relatively long history, and can be traced back to 1858 in Fredonia, New York, when a gas well situated in shale of the Marcellus Formation was successfully fractured using black powder as a blasting agent. Nearly all domestic hydraulic fracturing, often referred to as hydro-fracking or fracking, is a process where fluids are injected under high pressure through perforations in the horizontal portion of a well casing in order to generate fractures in reservoir rock with low permeability (“tight”). Because the fractures are in contact with the well bore they can serve as pathways for the recovery of gas and oil. To prevent the fractures generated by the fracking process from closing or becoming obstructed with debris, material termed “proppant,” most commonly high silica sand, is injected along with water-rich fluids to maintain or “prop” open the fractures. The first commercial application of fracking in the oil and gas industry took place in Oklahoma and Texas during the 1940s. In 1949, over 300 wells, mostly vertical, were fracked (ALL Consulting, LLC, 2012; McGee, 2012; Veil, 2012) and used silica sand as a proppant (Fracline, 2011).

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

Technological advances in directional drilling and hydraulic fracturing coupled with increases in natural gas prices in the late 1990s and early 2000s spurred aggressive exploration drilling activities and eventually significant production from unconventional oil and gas reservoirs contained in several major sedimentary shale basins in the United States [U.S. Energy Information Administration (EIA), 2014]. Formations or basins, shown in Figure 2, include the Anadarko Basin in Oklahoma and Texas, the Bakken/Three Forks Basin in eastern Montana and North Dakota, the Barnett Formation in the Fort Worth Basin, the Eagle Ford and Woodbine Formations in the East Texas Basin, and the Appalachia Basin in the northeastern part of the United States. Most of the production from these formations is in the form of gas rather than oil because methane molecules and those of natural gas liquids are smaller than crude oil molecules, and are therefore more responsive to fracking when moving through fine-grained sedimentary rock such as shale (Ratner and Tiemann, 2014; Tucker, 2013).

In 2003, nearly 2.2 metric tons of sand was sold or used for fracking, a 45 percent increase over the previous year. The rapid growth in the demand for frac sand at this time was a direct result of the petroleum industry’s start of aggressive horizontal drilling and hydraulic fracturing programs in unconventional oil and gas targets contained in tight sedimentary formations. In 2009, the global recession and lower petroleum prices were reflected by a decrease in the number of active drilling rigs and a slowdown in the growth rate of frac sand consumption. By 2012, oil petroleum prices had recovered and the rate of growth in frac sand demand accelerated. In 2012, there was an average of approximately 1,150 horizontal rotary drilling rigs in the United States operating per week, which represented nearly 60 percent of the total number of active drilling rigs. At the same time, the number of vertical and directional (angled or deviated drilling, but not horizontal) active drilling rigs represented a 29 percent and 11 percent share, respectively (Baker Hughes Inc., 2014). The compound annual growth rate (CAGR) for frac sand sold or used for the years 2003 through 2012 was nearly 32 percent.

U.S. Production of Frac Sand

Common names of the frac sand stratigraphic units, which are mined from the Ordovician Saint Peter Sandstone, include Jordan Sand, Ottawa Sand, Northern White Sand, Saint Peter, and Sierra Gold. In addition, these sands are also used in glass making and in foundries. Nearly 70 percent of the estimated 2014 domestic frac sand, or about 38 metric tons (Mt), was mined in the Great Lakes Region owing to the premium sand deposits in the region; existing railway infrastructure, and long term presence in the industry. The states that comprise this region and their respective estimated annual production, rounded to the nearest Mt listed in descending order are Wisconsin (24 Mt), Illinois (8Mt), Minnesota (5 Mt), and Michigan (1 Mt). Iowa and Missouri produce approximately 2 million metric tons per year (Mt/yr) and 1 Mt/yr of frac sand, respectively. These sands are similar in character to the frac sands produced in the Great Lakes Region.

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

There are several factors which determine what our target market is:

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

Eagle Creek Mineral Leases

In the Report prepared by Green Engineering, Ltd (“GEL”), dated December 15, 2014, GEL reported that GEL was retained by CSI to observe sand mineral exploration excavation work completed by CSI in the winter of 2011 on a potential frac-sands industrial property, the “Eagle Creek Property” (the “Target Property”), on land located 30 kilometers west of Saskatoon, Saskatchewan. At the Eagle Creek Property, thirteen (13) back-hoe holes were excavated to obtain 60 lb pails of sand to send to SGS laboratories for flotation process testing, including the crush testing of flotation quartz sand concentrate and:

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

The summary report prepared by GEL stated that 24 holes were excavated, logged and sampled during mid-February 2011. These holes were drilled on a nominal 600 ft. spacing pattern in a search for more sand mineral. The samples were placed into sample containers, sealed, and retained by GEL.

Of the samples obtained four composite samples were mixed and one single sample retained. These were placed in sample pails weighing 60 lb. each, and were sealed by D. Green, PEng of GEL and sent to SGS laboratories. D. Green, PEng observed the laboratory testing at the CSI facility.

Further sampling was done in April 2012 on the Target Property and 5 composite samples were placed in sample pails sealed by D. Green, PEng, and sent to Met-Solve Laboratories (“Met-Solve”). Met-Solve processed the sand with acid treatment and scrubbing. The following indicated the quality of the sand on tests conducted by Met-Solve:

•	The CSI crush test of flotation concentrate for -40/+70 size sand tested at average of 5.5% fines (3 tests) less than the 8% suggested maximum fines (API RP-56 standard);
•	SGS also crush tested the -40/+70 sample (1 test) and achieved 8% fines; and
•	SGS also crush tested a flotation concentrate -70/+140 sample (1 test) and achieved 4.4% fines which is less than 5.5% suggested maximum fines (API RP-56 standard).

Tested by a hand-held magnifier, the sand mineral’s quartz was in the rage of 80%-95%; and, spherical/ovaloid for all sand examined, within the range that likely could be flotation concentrated for the -40/+70 and -70/+140 sieve sizes and possibly for the -20/+40 size.

Met-Solve Laboratories/Stim-Labs Testing resulted in the following results:

•	For the size fraction -20/+40% fines test result: 9.8% (meets 14% for API RP-56)
•	For the size fraction -30/+50% fines test result: 4.6% (meets 10% for API RP-56)
•	For the size fraction -40/+70% fines test result: 7.2% (meets 8% for API RP-56)

On May 27, 2016, we received a proposal from Norwest Corporation, a Calgary based engineering company, to complete a NI 43-101 Technical Report to determine resources for the Eagle Creek Project. Under the terms of this proposal, there are several Project Phases:

1.	Phase One Data Review and Database Creation

The data base consists of 66 core holes and 107 backhoe trenches, along with laboratory analysis that conforms to standard API RP56 or ISO 13-502-2, which was analyzed by certified laboratories. Phase 1 tasks include:

•	Compilation of all geological descriptive information;
•	Compilation of all analytical sample data
•	Verification of each hole’s collar and backhoe trench spatial locations through review of a federal government topographic surface.
•	Assessment of the frac sand resource quality following a review of the available analytical data.

2.	Model Creation

•	Surface delineation based on the frac sand spatial data obtained from the holes and backhoe trenches; and
•	Frac sand volume estimation and resource classification.

3.	Site Visit

4.	NI 43-101 Report Preparation. Cost of NI 43-101 Report Preparation Project was estimated to be CAD$50,532 (US$37,900).

Upon completion of Phase One, it was determined that additional data was required and that a field program was necessary to confirm results from the previous field program datasets with a certified laboratory, and to expand on existing high potential areas. The field program is outlined as follows:

1.	Pre-Field Preparation and Project Management

•	Finalize sample site locations;
•	Obtain subsurface site clearances;
•	Prepare a Health and Safety program;
•	Field supplies preparation and shipment; and
•	Cost tracking and logistics support.

2.	Field Program

•	An M10 Truck auger rig will systematically collect samples to an approximate depth of 10 meters;
•	Geological descriptive strip logs will be generated for each drill hole;
•	Samples from the auger flights will be collected and will not cross geological facies.
•	Samples will be split for Company storage (if required for subsequent re-testing), balance sent to laboratory.

3.	Post-Field Data Finalization and Database upload.

Cost of Auger Drilling Program and Testing was estimated at CAD $58,615 (US$44,000).

Drilling commenced in early July 2016. Reports are expected to be issued before the end of August 2016.

Item 1A. Risk Factors

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our office is located at 215 North Jefferson, Box 591, Ossian, Indiana 46777. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, nor are any contemplated by us at this time. On March 30, 2017, the Company received a letter from the lawyers representing Canadian Sandtech, Inc. disputing the legality of the acquisition of NAFS-CA from them by the Company. The Company has retained lawyers and is disputing this allegation within the full extent of the law. It is our lawyers and the Company’s opinion that this letter is without merit.

Item 4. Mine safety disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

North America Frac Sand, Inc. trades on the OTC-QB market under the trading symbol NAFS. Trading for NAFS for the last two years by quarter is as follows:

Period	High	Low	Close
Q1-2016	$0.18	$0.05	$0.05
Q2-2016	$0.09	$0.04	$0.04
Q3-2016	$0.07	$0.03	$0.03
Q4-2016	$0.06	$0.02	$0.02

Q1-2017	$0.02	$0.01	$0.01
Q2-2017	$0.03	$0.01	$0.01
Q3-2017	$0.02	$0.01	$0.01
Q4-2017	$0.01	$0.00	$0.00

Holders

As of April 5, 2018, there were 423 shareholders of record of our common stock.

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

Our Business Overview

North America Frac Sand, Inc. is a Florida corporation (“NAFS” or the “Company”). NAFS was incorporated in Alberta, Canada on June 8, 2015, and was a wholly owned subsidiary of Canadian Sandtech, Inc. (“CSI”). During the year ended December 31, 2015, the Company entered into an agreement to acquire North America Frac Sand (CA) Ltd (“NAFS-CA”), an Alberta Corporation. We completed the due diligence on February 29, 2016. We finalized the audit of NAFS-CA in August of 2016, and completed a Form 8-K on August 31, 2016. Consequently, the acquisition was completed as of August 31, 2016. The mineral leases have been assigned to the Company as of July 28, 2016. This allowed the Company to complete lease payments and commence exploration activities.

The Company was providing consulting services to independent aquatic farming operators and other market participants located in the Midwest of the United States. Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of aquatic farming operations. We have conducted our operations primarily in Indiana.

On April 25, 2014, the Company entered into a Share Purchase Agreement to acquire the issued and outstanding shares of Innovate Building Systems, Inc., (“Innovate”) a manufacturer of modular buildings located in Edmonton Alberta, Canada. In accordance with the Share Purchase Agreement, the Company changed its name from New Found Shrimp, Inc. to Innovate Building Systems, Inc. In the course of the due diligence, Innovate (the Alberta Company) was unable to supply audited financial statements. For this and other reasons, the Company decided not to proceed with the acquisition. On September 9, 2014, the Company changed its name from Innovate Building Systems, Inc. to Xterra Building Systems, Inc.

On July 10, 2015, the Company entered into a Share Purchase Agreement to acquire the issued and outstanding shares of North America Frac Sand (CA) Ltd. (“NAFS-CA”) where the Company would issue 37,800,000 shares of common stock in exchange for the issued and outstanding shares of NAFS-CA. In accordance with this Share Purchase Agreement, the Company changed its name from Xterra Building Systems, Inc. to North America Frac Sand, Inc (“NAFS” or the “Company”). The final release of the shares held in escrow is subject to the completion of the audit of NAFS-CA, and the requisite filings.

Critical Accounting Policies

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared, and actual results could differ from our estimates, and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

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

Results of Operations for the year ended December 31, 2017 and December 31, 2016

2017 operating expenses are $88,342 lower than 2016 operating expenses due to the decrease of business activities.

Financial Condition

Total Assets. Total assets at December 31, 2017 and 2016 were $-0-$-0 and $-0-$-0, respectively.

Total Liabilities. Total liabilities at December 31, 2017 and 2016 were $825,444 and $573,931, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the years ended December 31, 2017 and 2016 of ($251,514) and ($1,670,950), respectively. The Company has an accumulated deficit of ($36,421,654) as of December 31, 2017. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At December 31, 2017, we had a working capital deficit of ($825,444). Our working capital deficit is due to the results of operations.

Net cash provided by operating activities for the years ended December 31, 2017 and 2016 was $105,475 and $1,491,294, respectively.

Net cash used by investment activities for the years ended December 31, 2017 and 2016 was $-0- and was ($1,429,178), respectively.

Net cash used by financing activities for the years ended December 31, 2017 and 2016 was ($96,563) and ($62,116), respectively.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offerings of our Company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources

We have no material commitments for capital expenditures as of and for the year ending December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Because we are a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report, and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 3, 2015, the Company dismissed Messineo & Co. CPA’s LLC. On July 6, 2015, the Company appointed BF Borgers CPA P.C. There have been no changes in or disagreements with BF Borgers CPA P.C. on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles (“GAAP”).

As of December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Name	Age	Position
Joe Kistler	34	Director, President, Secretary and Chairman of the Board of Directors since December 11, 2017
David M. Alexander	67	Director, President, Secretary and Chairman of the Board of Directors since February 7, 2015(1), resigned as director December 11, 2017
Edwin G Morrow	72	Director

Background of Executive Officers and Directors

Joseph Kistler is 34 years old and graduated from John A. Logan College in 2005 with an associate’s degree in Criminal Justice. After college, Mr. Kistler worked in a family swine operation until 2016 with the oversight of several facilities that encompassed the breeding and growing cycles of swine. Since 2016, Mr. Kistler has been self-employed as an independent contractor for the National Oil Company in which he oversees sales and delivery of different types of fuel products.

Given Mr. Kistler’s experience in management and knowledge in sales of petroleum related products, the Board of Directors feel that Mr. Kistler is very qualified to serve as the interim CEO and CFO.

Mr. Morrow is a professional geologist who has worked as an employee or consultant for over 35 years in the exploration, development and production of multiple mineral resources. Mr. Morrow has held line and executive positions with the mining industry with several companies. Most recently, from 2012 to 2013, Mr. Morrow served as President and CEO of Liberty Coal Energy Corp. and Siga Resources, Inc. both US OTC public companies.

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2017, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
		Salary	Bonus	Stock	Option	Non-equity incentive plan	Nonqualified deferred compensation earnings	All other compensation
Name and principal position	Year	($)	($)	Awards	Awards	compensation	($)	($)	Total

David R. Cupp (1), President	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David R. Cupp (1), President	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David M Alexander President	2014	$9,000	-0-	-0-	-0-	-0-	-0-	-0-	$9,000
David M Alexander President	2015	$14,000	-0-	-0-	-0-	-0-	-0-	-0-	$14,000
David M Alexander President	2016	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000
David M Alexander President	2017	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000

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

Our current Board of Directors consist of Joe Kistler and Mr. Edwin G. Morrow (Mr. David M. Alexander resigned December 11, 2017).

Director Compensation

There are currently no compensation arrangements in place for members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2017, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable, or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class (2)
Common Stock	Canadian Sandtech Inc. Ray Newton and Dwight Newton Bay 9B, 318 – 105 Street East Saskatoon, SK S7N 1Z3	37,800,000	(3)	82.8%
Common Stock	David R. Cupp 7830 Inishmore Dr. Indianapolis, IN 46241	400		0.000%
Series A Preferred Stock	David R. Cupp 7830 Inishmore Dr. Indianapolis, IN 46241	1	(4)	100.000%
Common Stock	Joseph A. Kistler 215 North Jefferson Street Ossian, IN 46777	450,000		0.006%

Common Stock	All Executive Officers and Directors as a Group (1)	450,400		0.006%

(1) The percentages are based on of 70,065,448 shares of common stock issued and outstanding as of the date of this report

(2) A total of 70,065,448 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

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

Mr. Alexander has charged management fees of $120,000 in 2017 and 2016.

Future Transactions

Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by our Board of Directors.

Director Independence

Mr. Morrow is an independent director. We consider independent directors to be individuals who are not employed by the Company in any capacity, and who do not have any equity ownership interest in the Company. Our Board of Directors is comprised of our President, Joe Kistler and Mr. Ed Morrow. We intend to seek additional independent directors for our board of directors when the market conditions improve and we are able to provide compensation for our board of director members.

Item 14. Principal Accounting Fees and Services

	2017	2016
Audit fees	16,200	50,280
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the Board of Directors, which consists of Joe Kistler and Mr. Ed Morrow.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

	(3.1)	Amended Articles of Incorporation filed with Form 10-Q on July 31, 2012.	See Exhibit Key

	(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(3.3)	Amended Articles of Incorporation dated August 1, 2016.	See Exhibit Key

	(10.0)	Material Contracts

	(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

	(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

	(10.4)	Share Purchase Agreement dated April 24, 2014	See Exhibit Key

	(10.5)	Amendment to Share Purchase Agreement dated June 11, 2014	See Exhibit Key

	(10.6)	Termination of Share Purchase Agreement dated August 27, 2014	See Exhibit Key

	(10.7)	Share Purchase Agreement dated July 17, 2015	See Exhibit Key

	(10.8)	Amendment to Share Purchase Agreement dated October 5, 2015	See Exhibit Key

	(10.9)	Amendment to Share Purchase Agreement dated November 25, 2015	See Exhibit Key

	(10.10)	Close on Share Purchase Agreement dated August 29, 2016	See Exhibit Key

	(11.0)	Statement re: computation of per share	Note 2 to Earnings Financial Stmts.

	(14.0)	Code of Ethics	See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(101.INS)	XBRL Instance Document	Filed herewith

	(101.SCH)	XBRL Taxonomy Ext. Schema Document	Filed herewith

	(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith

	(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith

	(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith

	(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 31, 2012.

3.2	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.3	Incorporated by reference herein to Company’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2016

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.4	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2014

10.5	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2014

10.6	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2014

10.7	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2015

10.8	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2015

10.9	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2015

10.10	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2016

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICA FRAC SAND, INC.

NAME	TITLE	DATE

/s/ Joe Kistler	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	April 19, 2018
Joe Kistler

Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of North America Frac Sand, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of North America Frac Sand, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2015.

Lakewood, CO

April 18, 2018

North America Frac Sand, Inc.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$358,374	$109,453
Accounts payable, related party	294,783	195,627
Notes payable	172,287	268,851
Total Current Liabilities	825,444	573,931

TOTAL LIABILITIES	825,444	573,931

COMMITMENTS AND CONTINGENCIES

Preferred stock, Series A: 10 authorized; $0.00001 par value 1 and 1 shares issued and outstanding on December 31, 2017 and December 31, 2016, respectively	13,741,679	13,741,679
Preferred stock, Series B: 99,999,990 authorized; $0.00001 par value 46 and 103 shares issued and outstanding on December 31, 2017 and December 31, 2016, respectively	378	519
Common stock: 10,000,000,000 authorized; $0.00001 par value 70,065,448 and 55,915,448 shares issued and outstanding on December 31, 2017 and December 31, 2016, respectively	701	559
Additional paid in capital	21,843,590	21,843,590
Cumulative comprehensive income (loss)	9,862	18,774
Accumulated deficit	(36,421,654)	(36,179,052)
Total stockholders’ deficit	(825,444)	(573,931)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to audited consolidated financial statements

North America Frac Sand, Inc.
Consolidated Statements of Operations

	December 31, 2017	December 31, 2016

Cost and expenses:
Communication costs	$12,795	$19,309
Professional fees	131,213	225,929
Mineral exploration expense	83,775	57,159
General and administrative expenses	285	14,013
Total operating expenses	228,068	316,410

Other (income) expense
Interest expense	14,534	12,660
Exchange loss (gain)	-	(11,756)
Impairment loss	-	1,544,306
Gain on extinguishment of Series B Preferred Shares	-	(190,670)
Total other expenses	14,534	1,354,540
Net income (loss)	(242,602)	(1,670,950)

Loss per common shares	$(0.00)	$(0.03)
Weighted average shares outstanding	64,684,626	50,247,640

Other Comprehensive Loss:
Unrealized exchange (loss) gain	(8,912)	-
Net comprehensive (loss)	$(251,514)	$(1,670,950)

See notes to audited consolidated financial statements

North America Frac Sand, Inc.
Statements of Changes in Shareholders’ Deficit

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Shares	Par Value	paid-in Capital	Deficit	Total
Balance at December 31, 2015	1	$13,741,679	76,105	$1	45,665,448	$457	$20,674,081	$(34,508,102)	$(91,885)
Non-related parties converted2 shares of Series B Preferred stock into 500,000 shares of unrestricted common stock at par, $0.00001 on March 28, 2016	-	-	(2)	-	500,000	5	(5)	-	-
Non-related parties converted 5 shares of Series B Preferred stock into 1,250,000 shares of unrestricted common stock at par, $0.00001 on April 1, 2016	-	-	(5)	-	1,250,000	13	(13)	-	-
Non-related parties converted 10 shares of Series B Preferred stock into 2,500,000 shares of unrestricted common stock at par, $0.00001 on June 20, 2016	-	-	(10)	-	2,500,000	25	(25)	-	-
Effect of return of 76,268 shares of Series B Preferred stock to treasury for cancellation	-	-	(75,948)	518	-	-	(191,188)	-	(190,670)
Non-related parties converted 14 shares of Series B Preferred stock into 3,500,000 shares of unrestricted common stock at par, $0.00001 on July 28, 2016	-	-	(14)	-	3,500,000	35	(37)	-	(2)
Release from escrow of the 37,800,000 shares of common stock issued in exchange for the issued and outstanding shares of North America Frac Sand (CA) Ltd. on August 29, 2016	-	-	-	-	-	-	1,379,576	-	1,379,576
Non-related parties converted 10 shares of Series B Preferred stock into 2,500,000 shares of unrestricted common stock at par, $0.00001 on October 28, 2016	-	-	(10)	-	2,500,000	25	(25)	-	-
Net loss	-	-	-	-	-	-	-	(1,670,950)	(1,670,950)
Balance at December 31, 2016	1	$13,741,679	116	$519	55,915,448	$559	$21,862,364	$(36,179,052)	$(573,931)
Non-related parties converted 58.6 shares of Series B Preferred stock into 14,500,000 shares of unrestricted common stock at par, $0.00001	-	-	(70)	(141)	14,150,000	$142	(8,912)	-	(8,912)
Net loss								(242,602)	(242,602)
Balance at December 31, 2017	1	$13,741,679	46	$378	70,065,448	$701	$21,853,452	$(36,421,654)	$(825,445)

See notes to audited consolidated financial statements

North America Frac Sand, Inc.
Consolidated Statements of Cash Flow

	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net loss	$(242,602)	$(1,670,950)
Change in non-cash working capital items:
Impairment loss on mineral property	-	1,544,306
Shares issued for mineral property	-	1,360,800
Accounts payable	348,077	257,138
Net cash (used in) provided by operating activities	105,475	1,491,294

Cash flows from investment activities
Investment in mineral assets	-	(1,360,800)
Advances to mineral property	-	(68,378)
Net Cash (used in) investing activities	-	(1,429,178)

Cash flows from financing activities:
Notes payable assumed	(96,564)	(91,488)
Proceeds from notes payable	-	201,269
Change in prefer shares	1	(171,897)
Net cash provided by financing activities	(96,563)	(62,116)

Net change in cash and cash equivalents	8,912	-

Cash and cash equivalents
Beginning of period	-	-
Effect of exchange rate changes on cash and cash equivalents	(8,912)	-
End of period	$-	$-

Supplemental cash flow information and non cash financing activities:

Income taxes	-	-
Interest	14,534	12,660

See notes to audited consolidated financial statements

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

The Company was incorporated in Florida on April 26, 2007. The Company was formed as New Found Shrimp, Inc. to provide consultation to the aquatic farming industry. It was the Company’s plan to provide consolidation opportunities for on-going and start up aquatic farming operations. The Company’s approach was to be to assist aquatic farming operations with the organizational structure, customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of operating the farms. On April 25, 2014, the Company changed its name to Xterra Building Systems, Inc. On July 10, 2015, the Company entered into a Share Purchase Agreement with Canadian Sandtech Inc. to acquire its wholly owned subsidiary, North America Frac Sand (CA) Ltd. (“NAFS-CA”). In accordance with this Share Purchase Agreement, the Company issued 37,800,000 shares of common stock and placed these shares in escrow. On September 17, 2015, the Company changed its name to North America Frac Sand, Inc. On August 29, 2016, all subjects were removed by the Company to close on the acquisition of NAFS-CA. NAFS-CA has approximately 30,000 acres of mineral leases located approximately 30 kilometers east of Saskatoon Saskatchewan.

The Company is now headquartered in 215 North Jefferson Box 591 Ossian Indiana 46777.

NOTE 2. GOING CONCERN

The Company has a history of losses, including ($251,514) and ($1,670,950) the years ending December 31, 2017 and 2016, respectively. Total losses since inception have resulted in an accumulated deficit of ($36,421,654). The Company has negative working capital (deficit) of ($825,444) and ($573,931) as at December 31, 2017 and 2016 respectively. The Company’s financial statements are prepared using U.S. generally accepted accounting principles (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $-0- at December 31, 2017 and 2016, respectively.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities, and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments; and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows, and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangibles – Goodwill and Other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development costs. The balance at December 31, 2017 and 2016 was $-0- and $-0-, respectively.

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

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes financial instruments, specifically accounts payable, accrued expenses, and payables to related parties. The carrying amounts of current assets and current liabilities approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization.

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs); and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the years December 31, 2017 and 2016.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2017, or December 31, 2016.

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, Earnings Per Share. The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2017 and 2016. The Series B Preferred stock can be converted to common shares at a rate determined by the Board of Directors.

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

Share-based expense for the years ended December 31, 2017 and 2016 totaled $-0- and $-0-, respectively.

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

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under U.S. generally accepted accounting principles (“GAAP”)continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the year ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

On August 29, 2016, the Company acquired the Eagle Creek Properties through NAFS-CA.

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

Prior to acquisition, the leases were explored through extensive drilling operations. Unfortunately, the data provided by the previous exploration activities were not consistent with the methodology required for providing NI 53-101 guidance. Consequently, because no third party valuation could be provided through an economic evaluation of the mineral resources, the Company expensed as Impairment of mineral leases the total of $1,539,430. On May 27, 2016, the Company entered into an agreement with Northwest Corporation to undertake exploration activities and to prepare an economic evaluation through the preparation NI43-101 report on the mineral leases. As of December 31, 2017, the Company had expended approximately $113,934. As these expenditures were undertaken prior to the effective date of the transaction, they have not been incorporated into the consolidated financial statements.

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES

At December 31, 2017, the Company had a net operating loss carry–forward for Federal income tax purposes of $780,537 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $295,520 calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $295,520.

Year Ended	Net Loss	Permanent Differences	Taxable Loss

December 31, 2011	$7,789	$-	$7,789
December 31, 2012	20,533,321	20,450,000	83,321
December 31, 2013	122,089	-	122,089
December 31, 2014	13,780,487	13,741,679	38,808
December 31, 2015	64,416	-	64,416
December 31, 2016	1,670,950	1,360,800	310,150
December 31, 2017	242,602	-	242,602
Estimated Loss carried forward	$36,421,654	$35,552,479	$869,175

Tax rate			34%
Potential Tax Benefit Carried Forward			$295,520

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its ability to be realized.

The Company has open tax periods, subject to IRS audit for the years ending December 31, 2013 through 2017.

NOTE 6. SHAREHOLDERS’ EQUITY

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

On September 18, 2015, the Company allowed several non-related parties to convert a total of 3 shares of Series B Preferred stock into 750,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation

On October 13, 2015, the Company allowed several non-related parties to convert a total of 8 shares of Series B Preferred stock into 2,000,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation

At December 31, 2015, there were 45,665,448 shares of common stock issued and outstanding.

On March 28, 2016, the Company allowed a non-related party to convert a total of 2 shares of Series B Preferred stock into 500,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

On April 1, 2016, the Company allowed several non-related parties to convert a total of 5 shares of Series B Preferred stock into 1,250,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation

On June 20, 2016, the Company allowed a non-related party to convert a total of 10 shares of Series B Preferred stock into 2,500,000 unrestricted shares of common stock. The conversion rate was done at par, $0.00001 according to the stated articles of designation.

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

At December 31, 2016, there were 55,915,448 shares of common stock issued and outstanding.

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

At December 31, 2017, there were 70,065,448 shares of common stock issued and outstanding. For the years ending December 31, 2015 – 2017, the Company allowed non-related parties to convert a total of 127.6 shares of Series B Preferred stock into 31,900,000 unrestricted shares of common stock.

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

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Series B: 99,999,990 shares of preferred stock have been designated as Series B. This is a reduction from the 999,999,990 shares of preferred stock previously designated as Series B. The certificate of designation for the Preferred B Stock provides that as a class shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. Preferred Series B will have liquidation rites, an amount equal to $1.00 per share, plus any declared but unpaid dividends for each share held. Each share will have 10 votes. Each share of Series B Preferred Stock shall be convertible into common shares, at any time, and/or from time to time, into the number of shares of the Corporation’s Common Stock, par value $0.00001 per share, equal to the price of the Series B Preferred Stock, divided by the par value of the Common Stock, subject to adjustment as may be determined by the Board of Directors from time-to-time (the “Conversion Rate”).

On September 17, 2014, the Company’s amended its Articles of Incorporation and modified the terms of the Preferred Series A conversion exchange to common stock. Because of this modification, the Company did not have sufficient common shares to settle both the Preferred Series A and Preferred Series B share conversions. Consequently, the requirement for extinguishment accounting was triggered. Under the terms of extinguishment accounting, the Company is required to determine a fair value of the Preferred Series A. SEC guidelines request that the Company use fair value as determined by an arm’s length transaction with an unrelated third party, and that there are no unstated rights or privileges. The Preferred Series A was deemed to have a fair value of $13,741,679, based upon the converted valuation approach as the primary driver of value in the instrument, its common stock equivalency. The Preferred Series A were to be classified as mezzanine equity. On July 28, 2016, the Company eliminated the rights of the Preferred Series A to convert into common stock. Consequently, the requirement for extinguishment accounting has been removed.

As a result of the July 28, 2016 amendment, the Company now has sufficient shares to settle Preferred Series A and Preferred Series B and accordingly has re-classed the shares to permanent equity from mezzanine equity.

At December 31, 2017 and December 31, 2016, there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At December 31, 2016 and December 31, 2015, there were 116 and 76,105 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

At December 31, 2017 and December 31, 2016, there was 1 and 1 share of Series A Convertible Preferred Stock issued and outstanding.

At December 31, 2017 and December 31, 2016 there were 70 and 116 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NORTH AMERICA FRAC SAND, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. RELATED PARTY TRANSACTIONS

NOTES PAYABLE

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations, or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by these related parties. Amounts represent advances or amounts paid in satisfaction of liabilities of the Company. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of December 31, 2017, Mr. David Alexander accrued unpaid consulting fees per month of $10,000, or $120,000 annually ($14,000 – 2016).

Amounts due to related parties at December 31, 2017 and December 31, 2016 totaled $294,783 and $195,627, respectively. See the current liabilities section of the balance sheet.

OTHER

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property, or lease office space. The Company has been provided office space by a member of the Board of Directors at no cost. The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9. SUBSEQUENT EVENTS

NA.

