Form 10-Q
period 2018-03-31
North America Frac Sand, Inc.
filed 2018-05-30
CIK 1409253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Registrant’s telephone number, including area code: 260-490-9990

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of May 23, 2018: 70,065,448 common shares

Special Note Regarding Forward Looking Statements.

This report on Form 10-Q of North America Frac Sand, Inc. for the period ended March 31, 2018 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Part I. Financial Information

Item 1. Financial Statements.

North America Frac Sand, Inc.
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$391,525	$358,374
Accounts payable, related party	294,783	294,783
Notes payable	171,148	172,287
Total Current Liabilities	857,456	825,444

TOTAL LIABILITIES	857,456	825,444

COMMITMENTS AND CONTINGENCIES

Preferred stock, Series A: 10 authorized; $0.00001 par value 1 and 1 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	13,741,679	13,741,679
Preferred stock, Series B: 99,999,990 authorized; $0.00001 par value 46 and 46 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	378	378
Common stock: 10,000,000,000 authorized; $0.00001 par value 70,065,448 and 70,065,448 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	701	701
Additional paid in capital	21,843,590	21,843,590
Cumulative comprehensive income (loss)	10,520	9,862
Accumulated deficit	(36,454,324)	(36,421,654)
Total stockholders' deficit	(857,456)	(825,444)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to unaudited consolidated financial statements

North America Frac Sand, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Cost and expenses:
Communication costs	$4,336	$3,589
Professional fees	29,190	42,092
Mineral exploration expense	-	1,762
General and administrative expenses	-	75
Total operating expenses	33,526	47,518

Other (income) expense
Interest expense	2,231	2,318
Exchange loss (gain)	(429)	-
Total other expenses	1,802	2,318
Net income (loss)	(35,328)	(49,836)

Loss per common shares	$(0.00)	$(0.00)
Weighted average shares outstanding	67,749,010	50,247,640

Other Comprehensive Loss:
Unrealized exchange (loss) gain	(2,658)	1,378
Net comprehensive (loss)	$(32,670)	$(51,214)

See notes to unaudited consolidated financial statements

North America Frac Sand, Inc.
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net income (loss)	$(35,328)	$(49,836)
Change in non-cash working capital items:
Unrealized exchange (loss) gain	3,316	-
Accounts payable	33,151	45,371
Net cash (used in) provided by operating activities	1,139	(4,465)

Cash flows from financing activities:
Notes payable assumed	(1,139)	-
Proceeds from notes payable	-	4,465
Change in prefer shares	-	-
Net cash provided by financing activities	(1,139)	4,465

Net change in cash and cash equivalents	-	-

Cash and cash equivalents
Beginning of period	-	-
Effect of exchange rate changes on cash and cash equivalents	-	-
End of period	$-	$-

Supplemental cash flow information and non cash financing activities:
Income taxes	-	-
Interest	2,231	-

See notes to unaudited consolidated financial statements

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

March 31, 2018

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

The Company is now headquartered in 215 North Jefferson Box 591 Ossian, Indiana 46777.

NOTE 2. GOING CONCERN

The Company has a history of losses, including ($32,670) and ($51,214) the periods ending March 31, 2018 and 2017, respectively. Total losses since inception have resulted in an accumulated deficit of ($36,454,324). The Company has negative working capital deficit of ($857,456) and ($825,444) as at March 31, 2018 and December 31, 2017 respectively. The Company’s financial statements are prepared using U.S. generally accepted accounting principles (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $-0- at March 31, 2018 and December 31, 2017, respectively.

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

March 31, 2018

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

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangibles – Goodwill and Other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development costs. The balance at March 31, 2018 and December 31, 2017 was $-0- and $-0-, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

March 31, 2018

REVENUE RECOGNITION

The Company follows ASC 606, Revenue Recognition -The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company has not generated any revenues for the periods presented.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the periods March 31, 2018 and December 31, 2017.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as March 31, 2018 and December 31, 2017.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2018 and December 31, 2017. The Series B Preferred stock can be converted to common shares at a rate determined by the Board of Directors.

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

Share-based expenses for the periods March 31, 2018 and December 31, 2017 are $-0- and $-0-, respectively.

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

March 31, 2018

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

North America Frac Sand, Inc.

Notes to unaudited consolidated financial statements

March 31, 2018

Prior to acquisition, the leases were explored through extensive drilling operations. Unfortunately, the data provided by the previous exploration activities were not consistent with the methodology required for providing NI 53-101 guidance. Consequently, because no third party valuation could be provided through an economic evaluation of the mineral resources, the Company expensed as Impairment of mineral leases the total of $1,539,430. On May 27, 2016, the Company entered into an agreement with Northwest Corporation to undertake exploration activities and to prepare an economic evaluation through the preparation NI43-101 report on the mineral leases. As of December 30, 2017, the Company had expended approximately $113,934. As these expenditures were undertaken prior to the effective date of the transaction, they have not been incorporated into the consolidated financial statements.

On March 22, 2018 the Company filed an amended report containing the additional requirements of National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101) by Norwest Corporation (Norwest) of Calgary, Alberta, signed by Qualified Person(s) William A. Turner, Ivan Minev and Michael Allen. The report covers exploration to date on a portion of NAFS' leased areas (approximately 12,100 hectares [29,900 acres]). Between 2009 and 2016 a portion of the property was explored by 112 test pits and 104 drill holes, of which 145 pits and drill holes were sampled. The last 38 holes were drilled under the supervision of Norwest in 2016. Following Norwest's development of the mineral resource model, an in-place sand resource of commonly used frac sand size fractions in the tested area was calculated. A bulk density of 1.5 g/cm3 was used. Totaling 7,799 K Tonnes, (8,597 K Tons) the inferred mineral resource for each size fraction is:

•	20/40: 3,758 K Tonnes (4,142 K Tons);

•	40/70: 3,155 K Tonnes ( 3,478 K Tons);

•	70/140: 886 K Tonnes ( 977 K Tons).

NOTE 5. INCOME TAXES

At March 31, 2018, the Company had a net operating loss carry–forward for Federal income tax purposes of $904,503 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $189,946 calculated at an effective tax rate of 21%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $189,946.

Year Ended	Net Loss	Permanent Differences	Taxable Loss

December 31, 2011	$7,789	$-	$7,789
December 31, 2012	20,533,321	20,450,000	83,321
December 31, 2013	122,089	-	122,089
December 31, 2014	13,780,487	13,741,679	38,808
December 31, 2015	64,416	-	64,416
December 31, 2016	1,670,950	1,360,800	310,150
December 31, 2017	242,602	-	242,602
March 31, 2018	35,328	-	35,328
Estimated Loss carried forward	$36,456,982	$35,552,479	$904,503

Tax rate			21%
Potential Tax Benefit Carried Forward			$189,946

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

March 31, 2018

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

March 31, 2018

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

At March 31, 2018, there were 70,065,448 shares of common stock issued and outstanding. For the years ending December 31, 2015 – March 31, 2018, the Company allowed non-related parties to convert a total of 127.6 shares of Series B Preferred stock into 31,900,000 unrestricted shares of common stock.

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

March 31, 2018

As a result of the July 28, 2016 amendment, the Company now has sufficient shares to settle Preferred Series A and Preferred Series B and accordingly has re-classed the shares to permanent equity from mezzanine equity.

At December 31, 2016 and December 31, 2015, there were 104 and 76,105 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

At December 31, 2017 and December 31, 2016, there was 1 and 1 share of Series A Convertible Preferred Stock issued and outstanding.

At December 31, 2017, there were 46 shares of Series B Convertible Preferred Stock issued and outstanding.

At March 31, 2018, there was 1 share of Series A Convertible Preferred Stock issued and outstanding.

At March 31, 2018, there were 46 shares of Series B Convertible Preferred Stock issued and outstanding.

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

NOTE 9. SUBSEQUENT EVENTS

On April 28, 2018 North America Frac Sand, Inc. (“NAFS”) has entered into a non binding Letter of Intent (“LOI”) with Urban Select to sell 100% of the rights to approximately 29,900 leased acres located in the province of Saskatchewan, Canada, more commonly known as the Eagle Creek Property (“Eagle Creek” or the “Property”). Under the terms of the LOI, Urban will have an exclusive period of up to 60 days of signing the LOI to conduct its due diligence on Eagle Creek. Upon satisfactory due diligence, a Definitive Agreement will be executed pursuant to which Urban Select can acquire the Property in consideration of issuing 20 million common shares of Urban Select to NAFS. It is Urban Select’s intention to assign its rights to the Property to a newly incorporated Saskatchewan subsidiary.

The transaction is subject to a number of conditions precedent first being met, including (i) TSX Venture Exchange approval, (ii) NAFS obtaining the approval of its shareholders, if required, and (iii) Urban Select completing a private placement to raise at least $500,000. Upon closing, NAFS Board of Directors shall distribute the Urban Select shares received to enhance its shareholder value.

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
March 2018

NorWest Engineering amended NI43-101 report filed in May 2017. The report covers exploration to date on a portion of NAFS' leased areas (approximately 12,100 hectares [29,900 acres]). Between 2009 and 2016 a portion of the property was explored by 112 test pits and 104 drill holes, of which 145 pits and drill holes were sampled. The last 38 holes were drilled under the supervision of Norwest in 2016.

During the recent quarter the Company release a NI43-101 Report on the Eagle Creek properties.The NI-43-101 report, completed by Norwest Corporation, a Calgary based mineral engineering company recommended that we continue to drill out the property, to establish the both the size and quality of the frac sand resource evident on the mineral leases, and to provide working capital to the Company. The Company has continued to borrow funds from its management to complete the requisite work and to make the minimum lease payments..

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

Results of Operations for the period ended March 31, 2018 and 2017

2018 expenses are $13,992 lower than 2017 due to the decrease of business activities.

Financial Condition

Total Assets. Total assets at March 31, 2018 and December 31, 2017 were $Nil and $Nil, respectively.

Total Liabilities. Total liabilities at March 31, 2018 and December 31, 2017 were $857,456 and $825,444, respectively.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the period ended March 31, 2018 and 2017 of $32,670 and $51,214 respectively. The Company has an accumulated deficit of $36,454,324. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At March 31, 2018 we had working capital deficit of $857,456. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the periods ended March 31, 2018 and 2017 was $1,139 and -$4,465, respectively.

Net cash used in investment activities for the periods ended March 31, 2018 and 2017 was $nil and $nil, respectively.

Net cash provided by financing activities for the periods ended March 31, 2018 and 2017 was -$1,139 and $4,465, respectively.

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

Capital Resources

We have no material commitments for capital expenditures as of March 31, 2018.

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

By December 31st 2014, COSO 2013 was used.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2018, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation		See Exhibit Key

(3.1)	Amended Articles of Incorporation filed with Form 8-K on April 24, 2014		See Exhibit Key

(3.2)	Bylaws filed with S-1 Registration Statement on July 21, 2011.		See Exhibit Key

(3.3)	Amended Articles of Incorporation		Filed herewith

(10.0)	Material Contracts

	(10.1)	Consulting Agreement dated May 24, 2011 Filed with S-1 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.2)	Consulting Agreement dated May 8, 2012	See Exhibit Key

	(10.3)	Consulting Agreement dated May 8, 2012	See Exhibit Key

	(10.4)	Share Purchase Agreement dated April 25, 2014	See Exhibit Key

	(10.5)	Amendment to Share Purchase Agreement dated June 11, 2014	See Exhibit Key

	(10.6)	Termination of Share Purchase Agreement dated August 27, 2014	See Exhibit Key

	(10.7)	Share Purchase Agreement dated July 10, 2015	See Exhibit Key

	(10.8)	Amendment to Share Purchase Agreement dated October 5, 2015	See Exhibit Key

	(10.9)	Amendment to Share Purchase Agreement dated November 25, 2015	See Exhibit Key

	(10.10)	Close on Share Purchase Agreement dated July 27 2016	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings	Note 2 to Financial Stmts.

	(14.0)	Code of Ethics	See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(32.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.1	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2014

3.2	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.2	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.3	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012

10.4	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on May 9, 2014

10.5	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on June 11, 2014

10.6	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on August 27, 2014

10.7	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on July 17, 2015

10.8	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on October 5, 2015

10.9	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on November 27, 2015

10.10	Incorporated by reference herein to the Company’s Form 8K filed with the Securities and Exchange Commission on August 29, 2016

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICA FRAC SAND, INC.

NAME	TITLE	DATE

/s/ Joe Kistler	Principal Executive Officer,	May 25, 2018
Joe Kistler	Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None

